Form 10-K405
period 1995-12-31
GUPTA CORP
filed 1996-07-18
CIK 895021

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Year Ended December 31, 1995, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from ______ to ______.

                         Commission file number: 0-21010

                                GUPTA CORPORATION
                  (DOING BUSINESS AS CENTURA SOFTWARE COMPANY)
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                              94-2874178
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

 1060 MARSH ROAD, MENLO PARK, CALIFORNIA                  94025
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 321-9500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES      NO   X
                                         ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $38,828,780 as of June 30, 1996, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 1996, there were 12,600,842 shares of the Registrant's Common Stock outstanding.

                                     PART I
ITEM 1.   BUSINESS

     Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties under "Risk Factors."

THE COMPANY

     Gupta Corporation (the "Company"), currently doing business as Centura Software Corporation, provides application development and deployment software to organizations building large-scale client server applications. The Company's products include development environments, compact databases, and connectivity products that enable teams of developers to build and deploy, scalable client/server applications. The Company offers four product lines: CENTURA a product line that helps customers develop and deploy 32-bit, next generation client/server applications. Created specifically to meet the needs of organizations seeking the power to move from workgroup and enterprise pilot projects into large enterprise applications, Centura delivers client/server application scalability, Internet integration, and drag and drop data replication facilities. SQLWINDOWS is an open client/server development environment for creating multi-database applications on desktop platforms. SQLBASE consists of small-footprint database products that help businesses deploy decentralized applications easily and cost-effectively. SQLHOST allows organizations to integrate DB2 or legacy data into a client/server environment without compromising performance, control, or security.

     Gupta's products enable customers to obtain the benefits of PC client/server computing, while preserving their investments in corporate data sources. The Company has established stratified distribution channels that provide broad market coverage for its products and address the specific needs of its varied customer segments worldwide. The Company's products are used in at least 75 countries by organizations including ADP, The British Army, Bankers Trust, Citibank, Daimler-Benz, Ford Motor Company, Illinois Power, Mobil Oil, Mutualite Fonction Publique, NASA, Nabisco, New Zealand Post, Norfolk Southern, Ontario Hydro, ORE-IDA Foods, The Southern Company, United Airlines, UPS, Westinghouse, and the States of Alaska and Delaware.

INDUSTRY BACKGROUND

     Over the past few decades, organizations have increasingly used their computing systems to improve their management of mission-critical business functions, such as manufacturing, distribution, customer support, finance and administration. In the 1970's and 1980's, computing environments for such applications were dominated by large computer systems with a mainframe or minicomputer acting as a host processor for terminals with very limited computing power. These traditional host-based systems are expensive to install and maintain, and related software development is typically time consuming. In addition, management of and access to the critical information resources residing on these systems is generally limited to a staff of dedicated MIS professionals and relatively inaccessible to a broader base of users.

     In the late 1980s, a new architecture for information processing called "client/server" computing emerged to address the many shortcomings of host-based systems. Client/server computing typically provides increased functionality at a lower hardware and software cost, an easier-to-use operating environment and information access by a broader base of users. A client/server system typically consists of multiple intelligent desktop client computers linked in a network with high performance server computers. The client replaces the dumb terminal employed in host-based systems and has resident software that manages the user interface and performs local data access and manipulation. The server performs many of the functions previously performed by the host in a host-based system, such as network management, data storage, printing, communications and data security and integrity.

     The widespread use of increasingly powerful PCs has made it possible for organizations to deploy client/server systems based on local area networks ("LANs"), thereby increasing the benefits of the large existing installed base of PCs. A LAN is a group of computers connected for the purpose of sharing data and networked resources such as printers and data storage devices. PC client/server computing combines the benefits of host-based systems with the cost-effectiveness and ease of use of PCs. Other factors increasing the deployment of PC client/server systems include the continued decline in the costs of high-performance PCs and improvements to PC operating systems, including easy-to-use graphical user interfaces such as those incorporated in Microsoft's Windows and Windows 95, and IBM's OS/2 operating systems. In addition, connectivity software is available to enable PC clients to access varied data sources, including existing mainframes and minicomputers, thereby protecting an organization's investment in these host-based systems.

     A PC client/server system can be deployed as a stand-alone system in a small or medium sized organization or as a departmental system within a larger organization. There is also an increasing trend toward disconnected or so-called "mobile" applications where a stand-alone or laptop PC manages data locally and may be connected asynchronously to centralized, host-based data sources. Such systems can also be deployed as part of an overall enterprise system combining stand-alone PC's, multiple PC client/servers and enterprise-wide servers.

     The increase in the deployment of PCs is fueling demand by organizations, application software vendors and software consultants for specialized systems software utilizing PC, object-oriented and client/server technologies. The software required to implement PC client/server systems includes end user and programmer tools, relational database management systems ("RDBMS") and connectivity software. End user tools facilitate the access of data stored throughout the network. Programmer tools are used to create application programs for client PCs, while object-oriented technologies increase the productivity of programmers and programming teams and reduce the life-cycle cost of maintenance of such applications. RDBMS software facilitates data sharing in a network while maintaining data integrity and security through a sophisticated data access language called structured query language ("SQL"). Connectivity software enables the transfer of information between clients and servers as well as between PC client/servers and host-based information systems. A number of software companies have addressed specific segments of the PC client/server systems software market with software originally designed for other computing environments. However, a need has emerged for an integrated software solution that addresses all segments of this market and is specifically optimized for the PC client/server environment. See "Risk Factors--Market Acceptance of PC Client/Server Systems."

THE GUPTA PC CLIENT/SERVER SOLUTION

     Gupta was founded to provide cost-effective software solutions developed and deployed on PC clients and servers. As these products have matured, they have been augmented by three-tier applications, an object repository, 32-bit architecture, and heterogeneous data replication. In addition to offering these enhanced technologies, the Company continues to support and improve its existing product lines to provide customers with a smooth transition to next-generation client/server development. The Company's top line products are optimized for the "next generation" of client/server, which requires large-scale applications that can accommodate a decentralized business environment and the new challenges of the Internet and web-enabled applications (i.e., accessing the World-Wide Web or corporate internal webs or "Intranets"). The Centura products include web-enabled application development tools, a relational database, and connectivity software.

     As computing evolves into the next century, the reliance of businesses on information systems is expected to increase. More than ever before, information is a strategic corporate asset that can be translated into a significant competitive advantage. To fully harness the power of information in today's highly competitive economy, better information systems need to be built in less time. In the late 1980s and early 1990s, client/server technology spawned a revolution in information systems delivery. These systems have demonstrated business benefits that are driving the adoption of client/server for a broader and more challenging set of information system functions. To help businesses use information better than they have ever before, the next generation of client/server applications is required.

     The next generation of client/server systems needs to meet three business needs. First, these systems should automate more complex business processes and reliably support more end users. In other words, they need to scale up to deliver more functional and more widely deployed business solutions. Second, they need to encourage teamwork within the organization and help strengthen relationships with customers, suppliers, distributors and others outside the organization. Therefore, they should reach out to all entities involved in the business process, ranging from the customer to the CEO. Finally, they need to work together in a highly integrated manner to place all information resources at the command of decision makers and staff members. To do that, next generation systems should connect it all, i.e., integrate the disparate pieces of information technology throughout the organization, and thereby deliver greater business value than if they were used apart. In summary, Gupta believes the next generation client/server systems need to scale up, reach out and connect it all, to deliver business benefits that result in a measurable and sustainable competitive advantage.

     In 1996, Gupta introduced its next-generation product line for building and deploying large-scale 32-bit-client/server applications. The new product line, Centura, builds on the Company's decade-plus of technology leadership to help customers move to the next generation of client/server. With support for three-tier applications, an object repository, 32-bit architecture, and heterogeneous data replication, this new product line provides the productivity, flexibility, and scalability needed to build large-scale, multi-database applications. At the same time, the Company continues to support its existing product lines to provide customers with a smooth transition to next-generation client/server development. See "Risk Factors -- New Product Risks; Rapid Technological Change."

COMPANY STRATEGIES

     The Company's objective is to be one of the leading suppliers of systems software for development and deployment of PC client/server applications. As part of this objective, the Company announced a restructuring of its organization and business strategies to reflect new positioning and to meet emerging market opportunities in next-generation client/server computing. Key elements of its strategies are highlighted below:

     INTEGRATED PRODUCT LINE

     The Company develops software specifically for development and deployment of PC client/server applications. The Company's products provide users with the benefits of an integrated, cost-effective solution that supports three-tier applications, an object repository, 32-bit architecture, heterogeneous data replication, object-oriented front-end tools, database servers and engines and connectivity software. This product strategy distinguishes the Company from some software vendors that offer only a single product type such as front-end tools. Each of the Company's products is designed to be competitive with stand-alone products offered by other vendors. The Company also believes that its focus on PC client/server applications development and deployment provides it with a competitive advantage over vendors that use software originally developed for larger computer systems. In addition, the ability of each product to operate separately and compatibly with products from other vendors also enables the Company to sell its software to those customers who may acquire part of the solution from other vendors. See "Risk Factors--Competition" and --New Product Risks; Rapid Technological Change."

     PRICE/PERFORMANCE

     The Company provides software with advanced functionality and performance necessary for implementing client/server systems, but at prices targeted for PCs and PC networks rather than minicomputers or mainframes. The Company offers its database server products at prices generally lower than RDBMS server products designed for minicomputers. This pricing is designed to appeal both to entry-level programmers who are new to object-oriented application development as well as to teams of programmers in large organizations who need to build enterprise-wide applications.

     The Company believes that value-oriented pricing models will continue to be necessary even as applications scale up to the multi-location and even multi-national enterprise. See "Risk Factors--Competition."

     DISTRIBUTION CHANNELS, PARTNERSHIPS AND STRATEGIC ALLIANCES

     The Company distributes its products using a blended distribution model that provides incentives for its direct sales force to work closely with business partners. The Synergy Partner Program is designed to meet the needs of businesses that include resellers, commercial application developers, consultants, independent software vendors (ISVs), and complementary tools providers. A number of companies, including SQL Financials and PeopleSoft, have strategic alliances with Gupta to provide superior client/server solutions based on Centura technology. See "Risk Factors--Dependence upon Distribution Channels" and "Dependence on Third Party Organizations."

     GLOBAL MARKET FOCUS

     The Company has designed its products and established its marketing and sales channels to address the global market opportunities for PC client/server systems. The Company has established operations that have exclusive rights through subsidiaries and operations on six continents. Approximately sixty percent of the Company's net revenues for 1995 were derived from sales outside North America, and its products are installed in at least 75 countries. The Company generally launches new products on a worldwide basis.
 In addition, Gupta has established an international distribution network through strategic partners, distributors and foreign subsidiaries. Gupta's software products support international data conventions, and certain products have been localized into French, German and Japanese language editions.

     SUPPORT PROGRAMS

     The Company provides product support services directly and through third-party vendors to enable easy customer implementation of its client/server systems. The Company provides a variety of programs to support customers ranging from small development groups to those who require access to qualified support engineers 24 hours a day, seven days a week. Traditional service offerings are augmented with an informal support network through a forum on CompuServe, an Internet news group, and a strong presence on the World Wide Web.

     Gupta-certified training partners offer courses each year, assuring Gupta customers of the right mix of classroom or on-site training. They can also opt to study at their own pace with a specially developed computer-based training course.

PRODUCTS

     The Company's development environments, compact database, and family of connectivity products enable teams of developers to build and deploy scalable client/server applications. The Company's major products include:

     Centura - The Centura product line helps customers develop and deploy 32-bit, next-generation client/server applications. Created specifically to meet the needs of organizations seeking the power to move from workgroup and enterprise pilot projects into large enterprise applications, Centura delivers client/server application scalability, new Internet integration, and drag-and-drop replication facilities. The product line includes Centura Team Developer, Centura Application Server, Centura Web Developer, and Centura Ranger.

     SQLWindows - SQLWindows is an open client/server development environment for creating, multi-database applications on desktop platforms. The Component Developer's Kit (CDK), sold as an add-on, is a set of object-oriented interfaces into SQLWindows that helps developers create reusable objects. SQLWindows is available on Microsoft desktop and server platforms as well as on the Sun Solaris platform. The product family includes SQLWindows, SQLWindows for Microsoft SQL Server 6, and SQLWindows for the Solaris Operating Environment.

     SQLBase - The SQLBase family consists of small-footprint database products that help businesses deploy decentralized applications easily and cost-effectively. These products - SQLBase Server and SQLBase Desktop - help organizations store data on machines ranging from mobile and single-user PCs to workgroup servers and company-wide database servers.

     SQLHost - The SQLHost product line allows organizations to integrate DB2 or legacy data into a client/server environment without compromising performance, control or security. SQLHost for Visual Basic allows Visual Basic applications to access host-based data.

END USERS AND APPLICATIONS

     No customer accounted for more than 10% of net revenues during the fiscal years ended December 31, 1995, 1994 or 1993.

The Company's products are used by end users in a wide variety of industries for different applications:


- - ------------------------------------------------------------------------------------------
     Industry                                           Application
- - ------------------------------------------------------------------------------------------
 Aerospace                              Engineering information tracking and analysis
- - ------------------------------------------------------------------------------------------
 Automotive Products                    Multi-media-based information management
- - ------------------------------------------------------------------------------------------
 Consulting Services                    Information and human resource management
- - ------------------------------------------------------------------------------------------
 Consumer Products                      Sales tracking
                                        Central repository for corporate financial data
- - ------------------------------------------------------------------------------------------
 Financial Services                     Various commercial real estate applications
                                        Portfolio and credit tracking
                                        Decision support for insurance underwriters
                                        Tax preparation automation
- - ------------------------------------------------------------------------------------------
 Government                             Child welfare case management
- - ------------------------------------------------------------------------------------------
 Industrial Products                    Sales administration and analysis
- - ------------------------------------------------------------------------------------------
 Non-profit                             Missionary information tracking
- - ------------------------------------------------------------------------------------------
 Petroleum and Chemicals                Chemical hazard assessment and evaluation
- - ------------------------------------------------------------------------------------------
 Pharmaceuticals                        Document creation and management
- - ------------------------------------------------------------------------------------------
 Retail, Wholesale and Distribution     Enterprise security
                                        On-line help desk telecommunications maintenance
                                        Mission-critical pricing and production management
- - ------------------------------------------------------------------------------------------
 Systems Integration Services           Document-image processing
- - ------------------------------------------------------------------------------------------
 Telecommunications                     Call tracking for technical support
                                        Human resources management
- - ------------------------------------------------------------------------------------------
 Transportation                         Economic analysis
- - ------------------------------------------------------------------------------------------
 Utilities                              Decision-support for purchasing
                                        Marketing contact and customer support
- - ------------------------------------------------------------------------------------------


MARKETING AND SALES

     The Company's marketing and sales efforts are targeted to worldwide users of PC client/server systems. These users, ranging from individual PC application developers to MIS departments of large corporations, typically purchase client/server software through different channels and require different levels of support. The Company has stratified its sales organization by size and type of sale to address the distinct needs of the Company's diverse customer segments, as shown in the table below.

                        STRATIFIED DISTRIBUTION STRATEGY

- - -------------------------------------------------------------------------------
      Sales Organization          Size of Sale                  Type of Sale
- - -------------------------------------------------------------------------------
        Corporate Sales               Large                      Enterprise
         Organization                                             Projects
- - -------------------------------------------------------------------------------
         Channel Sales            Small/Medium                  Departmental
         Organization                                             Projects
- - -------------------------------------------------------------------------------

     Gupta pursues similar distribution strategies internationally, tailoring those strategies to the specific requirements of particular foreign markets. Sales outside of North America represented approximately 61%, 56% and 55% of the Company's net revenues during 1995, 1994 and 1993, respectively. Certain risks are inherent in international operations. See "Risk Factors--International Sales and Operations and --Potential Fluctuations in Quarterly Results."

     CORPORATE SALES ORGANIZATION

     The Company's corporate sales organization focuses primarily on customers establishing large, sophisticated, enterprise-wide client/server systems. These customers typically request support from either the Company or technically sophisticated third parties in establishing these systems. To address these requirements, the Company has established a modest internal sales force, which operates from seven sales locations in North America as well as offices located in France, Germany, Italy, Switzerland, Austria, Australia, Hong Kong, Mexico, the Netherlands, Belgium, and the United Kingdom.

     To complement its internal sales force, the Company has increasingly focused energies on developing marketing arrangements with third parties, such as vertical software partners, hardware original equipment manufacturers ("OEMs") and systems integrators. The Company's vertical software partners develop and sell applications software for use with the Company's products and include Learmonth and Burchett Management Systems PLC (CASE tools), Artemis International (project management), PeopleSoft (human resources), Project Software & Development, Inc. (facilities management), Aurum Software Inc. (sales management) and Spectrum Associates (manufacturing). In addition, the Company has an architecture which enables independent software vendors to use the Company's products to co-engineer enterprise-wide client/server applications or deliver add-on software. Hardware OEMs purchase the Company's products and bundle them with their personal computer hardware or applications software for resale to their customers. The Company currently has OEM relationships with AT&T Global Information Systems (formerly NCR), Computer Associates, IBM, Siemens-Nixdorf Informations Systeme AG ("Siemens-Nixdorf"), and other computer vendors. The Company has entered into cooperative arrangements with system integrators, such as Electronic Data Systems and Andersen Consulting, that build large, custom turnkey solutions for their corporate customers using the Company's products.

     CHANNEL SALES ORGANIZATION

     The Company's channel sales organization focuses on customers who need outside services to specify, design, build and deploy client/server systems. Increasingly, these customers include both medium and large size businesses. The Company reaches these customers through an indirect distribution channel, consisting of resellers, application developers, distributors, VARs and consultants.

     The Company also distributes its products through major independent distributors that may in turn sell such products to smaller VARs, resellers and dealers. The Company presently has distribution agreements with Ingram Micro, Inc. and Techdata, Inc., for distribution of the Company's products in North America. The Company also has a network of international distributors, including Computer 2000 AG GmbH in Europe and Mitsubishi in Japan. Many of the Company's distributors carry competing product lines. The Company's distributors may from time to time be granted stock exchange or rotation rights. Such returns or exchanges are generally offset by an immediate replacement order of equal or greater value. Although the Company believes that, to date, it has provided adequate allowances for exchanges and returns, there can be no certainty that actual returns will not exceed the Company's allowances, particularly in connection with introduction of new products or enhancements.

     In a number of markets, including rapidly growing client/server markets such as Japan, Korea, China/Hong Kong and Brazil, the Company has entered into quasi-exclusive multi-year agreements with independent companies that have also licensed the use of the Company's name. These organizations are in place to increase the Company's opportunities and penetration in such markets where the rapid adoption of client/server technologies is anticipated. While the Company believes that to date these agreements have increased the Company's penetration in these markets, there can be no certainty that this performance will continue nor that these relationships will remain in place. The Company has the option to acquire 100% of the outstanding stock of one of its foreign distributors, using a purchase price formula based on net profits and revenues.

     The Company also sells its products through a worldwide network of VARs and consultants that specialize in developing customized solutions for smaller, departmental networks. These VARs bundle the Company's products and products of other software vendors into systems that are sold directly to end users. The Company has certified over 1,000 VARs marketing to industries such as financial services, telecommunications, publishing, transportation and health care.

     TELESALES ORGANIZATION

     The Company's telesales organization is focused on sales of service and support agreements for existing customers. In 1995, North American telesales efforts were integrated into the field sales organization.

     MARKETING

     To support its sales organizations, the Company conducts comprehensive marketing programs and cooperative selling arrangements with the Company's strategic partners. The Company's marketing programs include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The Company has entered into cooperative selling arrangements with strategic partners, including AT&T GIS, Hewlett-Packard Company, ICL Personal Systems, Microsoft, Siemens-Nixdorf and Sun MicroSystems that provide joint marketing or network solutions for incorporating their products with the Company's products. The Company has cooperative selling arrangements with Microsoft and IBM for the AS/400 computing environment. The Company also cooperates with suppliers of competitive client/server software, such as Oracle and Sybase, when customers desire large-scale, joint solutions that include front-end tools from the Company.

     The majority of the Company's revenues have been derived from the licensing of software products for PC client/server systems, and such products are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, broad market acceptance of PC client/server systems is critical to the Company's future success. Failure of the Company to successfully implement its sales and marketing strategies, or the loss of one or more resellers, distributors, vertical software partners or other marketing partners, could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors-- Dependence Upon Distribution Channels and --Market Acceptance of PC Client/Server Systems."

CUSTOMER SUPPORT AND SERVICE

     The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction in the PC client/server market.

     Customer requirements for support and service vary depending on factors such as the number of different hardware and software vendors involved in an installation, the complexity of the application and the nature of the hardware configuration. The Company offers flexible multi-tiered technical support programs tailored to these specific customer needs. The Company offers a Licensed Maintenance Service to all its customers to provide timely bug fixes and software enhancements. In addition, the Company provides technical support through a telephone hotline service. For the large enterprise-wide customer, Gupta offers comprehensive premium support programs. The Company also maintains an interactive electronic bulletin board that facilitates real-time access between Gupta and its customers. The Company broadens its support coverage through its worldwide network of authorized support centers, certified business partners and authorized consultants. See "Risk Factors - Dependence on Third Party Organizations."

PRODUCT DEVELOPMENT

     Since inception, the Company has made substantial investments in research and product development. The Company's products have been developed by its internal product development staff and, in certain instances, by strategic use of outside consultants. The Company believes that timely development of new products and enhancements to existing products is essential to maintain its competitive position.

     The Company is committed to continued development of new technologies for PC client/server computing. The Company supports or intends to support major advanced 32-bit operating systems, including Microsoft Windows 95, Microsoft Windows NT, Novell NetWare and SUN Solaris. In addition, the Company plans to continue to offer upgrades to its products. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors--New Product Risks; Rapid Technological Change and --Componentized Markets"

     During 1995, 1994, and 1993, the Company's expenditures in research and development, net of capitalized software, were $14.4 million, $11.2 million and $7.9 million, representing 22%, 20% and 17% of net revenues, respectively. As of December 31, 1995, the Company had 86 employees engaged in product development activities.

COMPETITION

     The market for client/server system software is intensely competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this market relating to PC client/server software, and the Company's current and prospective competitors offer a variety of solutions to address this market segment. The Company's competitors include providers of sophisticated database software originally designed and marketed primarily for use with mainframes and minicomputers. These competitors include IBM, Informix, Ingres, Oracle and Sybase. The Company also faces competition from the providers of PC-based software products, including Microsoft and Borland. These competitors offer database server products and front-end tools designed for stand-alone PCs but may currently or may in the future offer additional integrated PC client/server software. In addition, the Company faces competition from providers of software specifically developed for the PC client/server market, including tools competitors, such as Sybase's Powersoft Division, Microsoft, and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase's Micro DecisionWare Division. The Company also faces potential competition from vendors of applications development tools based on 4GLs or CASE technologies.

     Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors have established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's offerings. These companies could also bundle existing or new products with more established products to compete with the Company. Furthermore, as the PC client/server market expands, a number of companies with significantly greater resources than the Company, could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company or by introducing products specifically designed for the PC client/server market.

     The principal competitive factors affecting the market for the Company's products include product architecture, performance, functionality, price, product quality, customer support, breadth of distribution and name recognition. The Company experienced increased competition in 1995 and 1994, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See Risk Factors "Competition" and "Market Acceptance of PC Client/Server Systems."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company currently has one patent issued on its SQLWINDOWS product and relies on a combination of trademark, copyright and trade secret protection and nondisclosure agreements to establish and protect its proprietary rights. Policing unauthorized use of the Company's technology is expensive and difficult, and there can be no assurance that these measures will be successful. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that ultimately factors such as technical expertise and innovative skill of the Company's personnel, its name recognition and ongoing product support and enhancements may be more significant in maintaining the Company's competitive position.

     The Company provides its software products to customers under non-exclusive, non-transferable license agreements. As is customary in the software industry, to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. Under the Company's current standard form of end user license agreement, licensed software may be used solely for the customer's internal operations and, except for limited deployment rights provided in certain of its SQLWINDOWS packages, only on designated computers at specified sites. The Company relies primarily on "shrink-wrap" licenses for the protection of certain products. A "shrink-wrap" license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser can use the product, and binds the purchaser by its acceptance and purchase of the software products to such terms and conditions. Shrink-wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

     The Company has entered into source code escrow agreements with a number of resellers and end users that require release of source code to such parties with a limited, nonexclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, the Company ceases to do business or the Company breaches its contractual obligations to the customer. The Company has, in certain cases, licensed its source code to customers for specific uses.

     There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not result in costly litigation or require the Company to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms, or at all. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

EMPLOYEES

     As of December 31, 1995, the Company had 299 full-time employees, after giving effect to the restructuring, including 86 in research and development, 7 in manufacturing, 107 in sales and marketing, 54 in technical services and 45 in finance and administration. The Company maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relationship with its employees is good. The Company believes that the success of its business will depend in large part on its ability to attract and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Annual Report on Form 10-
K. In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

     CONTINUING LOSSES. The Company had a net loss of approximately $44.1 million for fiscal year 1995 and a net loss of approximately $31.8 million in 1994 (refer to Note 12 discussing restatement of prior year Financial Statements). On January 2, 1996, the Company announced a restructuring of its organization and its business strategies. This process is intended to improve the Company's financial results. However, the process has only recently been commenced, and is still evolving. There can be no assurance that the restructuring of the Company's business strategies and tactics will be successful or that the Company will be able to achieve profitability on a quarterly basis or, if achieved, whether the Company will be able to sustain any such profitability.

     CENTURA PRODUCTS. The Company's strategy, including a proposed change in the Company's name, is centered on the successful delivery and market acceptance of its Centura product line. The initial release of the Centura products occurred in May 1996, with additional products scheduled for delivery throughout 1996. The failure to deliver these products as scheduled or their failure to achieve early market acceptance could have a material adverse affect on the Company's business, operating results and financial condition.

     NEED FOR ADDITIONAL FINANCING. Additional financing may be necessary to meet NASDAQ minimum net worth requirements. Furthermore, the Company is dependent upon achieving a reasonable operating performance to satisfy its current and future financing needs. During 1995, the Company completed a private debt placement with Computer Associates International of approximately $10 million dollars. If the Company needs further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's stockholders.

     DEPENDENCE ON THIRD PARTY ORGANIZATIONS. The Company is increasingly dependent on the efforts of third party "partners" (e.g., consultants, system houses, software developers, etc.) to implement, service and support the Company's products. These third parties increasingly have opportunities to select from a very broad range of products from the Company's competitors, many of whom have greater resources and market acceptance than the Company. In order to succeed, the Company must actively recruit and sustain relationships with these third parties. There can be no assurance that the Company will be successful in recruiting new partners or in sustaining its relationships with its existing partners

     DEPENDENCE ON KEY PERSONNEL. The Company's future success depends in large part on the continued service of its key product development, technical, sales, marketing and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. The Company depends on teams of programmers, and competition for these skilled employees is intense. The loss of services of key technical or management personnel could have a material adverse effect upon the Company's current business, new product development efforts and prospects. Competition for qualified software development, sales and other personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company does not have employment or non-competition agreements with any employees, except for Sam Inman, the Company's CEO and President.

     COMPETITION. The market for client/server system software is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and changing customer requirements. The Company's competitors include providers of sophisticated database software including IBM, Informix Corporation, Ingres, Oracle Corporation and Sybase, Inc. The Company also faces competition from the providers of PC-based software products, including Microsoft Corporation and Borland International. In addition, the Company faces competition from providers of software specifically developed for the PC client/server market, including front-end tools offered by Sybase's Powersoft Division, Microsoft, and Forte, and potentially from vendors of applications development tools based on fourth-generation languages or computer-aided software engineering technologies. Many of the Company's competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. Furthermore, these competitors could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or bundling existing or new products with other, more established products. The Company's products experienced increased competition in 1995 and 1994, resulting in price reductions and loss of market share. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect in the future.

     NEW PRODUCT RISKS; RAPID TECHNOLOGICAL CHANGE. The market for the Company's software products and services is characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent new product introductions. The Company believes that its future success will depend on its ability to enhance its existing products and introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. The Company has experienced delays in introducing new products and enhancements which resulted in loss or delays of product revenues. In addition, programs as complex as the software products offered by the Company may contain undetected errors or bugs when they are first introduced which could adversely affect commercial acceptance of such products. The Company's success will also depend on the ability of its products to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMSs. There can be no assurance that the Company will be able to respond effectively to technological changes or product announcements by competitors. Furthermore, the Company may announce new products, capabilities or technologies that have an immediate adverse impact on the Company's existing product offerings. Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance.

     DEPENDENCE UPON DISTRIBUTION CHANNELS. The Company increasingly relies on strategic relationships with value-added resellers and distributors for a substantial portion of its sales and revenues. Some of the Company's resellers and distributors also offer competing products. Most of the Company's resellers and distributors are not subject to any minimum purchase requirements, can cease marketing the Company's products at any time, and may from time to time be granted stock exchange or rotation rights. The introduction of new and enhanced products may result in higher product returns and exchanges. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on the Company's business, operating results and financial condition. The Company also maintains relationships with a number of vertical software "partners" and strategic marketing "partners" for marketing or resale of the Company's products. The loss of one or more resellers, distributors, vertical software partners or other marketing partners, or failure of such parties to renew agreements with the Company on expiration, could have a material adverse effect on the Company.

     Since 1994 the Company has reduced its resources devoted to North American corporate sales and also decreased its expenditures on corporate and product marketing. The Company expects to rely increasingly on third-party channels for sales of packaged product while focusing its corporate sales efforts on larger opportunities. Failure of the Company to successfully implement, support and manage these sales strategies could have a material adverse effect on the Company.

     In a number of markets, including rapidly growing client/server markets such as Japan, Korea, China/Hong Kong and Brazil, the Company has entered into quasi-exclusive multi-year agreements with independent companies that have also licensed the use of the Company's name. These organizations are in place to increase the Company's opportunities and penetration in such markets where the rapid adoption of client/server technologies is anticipated. While the Company believes that to date these agreements have increased the Company's penetration in these markets, there can be no certainty that this performance will continue nor that these relationships will remain in place. The Company's future cost of maintaining its business in these markets could increase substantially if these agreements are not renewed.

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's revenues and operating results have fluctuated and may vary substantially from period to period. The product licensing arrangements which are subject to sell through revenue recognition makes estimation of revenues dependent on customer reporting. Thus, estimation of operating results prior to the end of a quarter becomes extremely uncertain. The Company has operated historically with little or no backlog of traditional boxed product shipments. Gupta has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results. The Company has generally realized lower European product revenues in the third quarter as compared to the second quarter of each year. The Company has experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked in the last month. Because the Company's operating expenses are based on projected annual and quarterly revenue levels, operating results for a particular period may be adversely affected by delays in or loss of orders. Additional factors have caused and may in the future cause, the Company's revenues and operating results to vary significantly from period to period. These factors include: delays in introduction of products or product enhancements; size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions.

     COMPONENTIZED MARKETS. The advent of so-called componentized software may alter the way in which customers buy software. As specific software functionality can be bundled into smaller units or objects rather than in broad, highly functional products such as the Company's development tools, customers may be less willing to buy such broad, highly functional products. If such a trend continues, there can be no assurance that the Company will be able to repackage and efficiently distribute its products in such componentized packages. The costs and efforts necessary to package and distribute such components are largely unknown. Failure of the Company to introduce componentized products successfully and cost-effectively could have a material adverse effect on the Company's business, operating results and financial condition.

     MARKET ACCEPTANCE OF PC CLIENT/SERVER SYSTEMS. Substantially all of the Company's revenues have been derived from the licensing of software products for PC client/server systems, and licenses of such products are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. With the increasing focus on enterprise-wide systems, some customers may opt for solutions that favor mainframe or mini-computer solutions. Accordingly, companies may abandon use of PC client/server systems and such decisions could be critical to the Company's future success.

     INTERNATIONAL SALES AND OPERATIONS. The Company expects that international revenues, particularly in new and emerging markets, will continue to account for a significant percentage of its total revenues. Certain risks are inherent in international operations, including foreign currency fluctuations and losses, governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, and possibility of difficulty in accounts receivable collection. There can be no assurance that these or other factors will not have a material adverse effect on the Company's future international sales and operations.

     LEGAL PROCEEDINGS. The Company operates in a complicated and volatile industry in which disputes, litigation, regulatory proceedings and other actions are a necessary risk of doing business. There can be no assurance that the Company will not participate in such legal proceedings and that the costs and charges will not have a material adverse impact on the Company's future success.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and 1994 and may continue to be subject to wide fluctuations in response to quarterly variation in operating and financial results and announcements of new products or customer contracts by the Company or its competitors. Any shortfall in revenue or operating results from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

     EXECUTIVE OFFICERS OF REGISTRANT

     The executive officers of the Company as of June 30, 1996, are as follows:


         Name                      Age                  Position
- - -------------------------------           --------------------------------------
Samuel M. Inman III. . . . . .     45     President and Chief Executive Officer
                                          (Principal Executive Officer)
Umang P. Gupta . . . . . . . .     46     Chairman and Founder
Richard A. Gelhaus . . . . . .     53     Chief Financial Officer (Principal
                                          Financial and Accounting Officer) and
                                          Senior Vice President of Finance and
                                          Operations
Richard J. Heaps . . . . . . .     43     Senior Vice President, Business
                                          Development and General Counsel
Earl M. Stahl. . . . . . . . .     41     Senior Vice President, Engineering and
                                          Chief Technical Officer
Robert Bramley . . . . . . . .     37     Vice President, Technical Services
Michael K. Keddington. . . . .     36     Vice President, North American
                                          Marketing and Sales
John G. McAughtry. . . . . . .     49     Vice President, Asia/Pacific and Latin
                                          American Operations
Helmut G. Wilke. . . . . . . .     41     Vice President, European Operations


     Mr. Inman has served as President and Chief Executive Officer (Principal Executive Officer) since December 1995, and President and Chief Operating Officer since April 1995. Prior to joining the Company, Mr. Inman served as President and Chief Operating Officer of Ingram Micro Inc., the largest microcomputer products distributor worldwide, where he was responsible for overseeing and managing Ingram's U.S. operations. Prior to joining Ingram, Mr. Inman, a 21-year veteran of IBM, served as president of IBM's Personal Computer Company for the Americas. He is a graduate of Purdue University, where he earned his B.S. degree in mathematics.

     Mr. Gupta is the Co-founder and Chairman, and served as CEO from 1984 to December 1995. Prior to establishing the Company, Mr. Gupta spent three years as a senior executive with Oracle Corporation. His last position with Oracle was Vice President and General Manager of the microcomputer products division. Prior to joining Oracle, Mr. Gupta was Director of Marketing for Magnuson Computers, a manufacturer of IBM plug-compatible mainframes. Mr. Gupta began his career in 1973 with IBM, where he held several sales and marketing management positions. Mr. Gupta holds a B.S. in chemical engineering from the Indian Institute of Technology and an M.B.A. from Kent State University in Ohio.

     Mr. Gelhaus joined the Company as Chief Financial Officer (Principal Financial and Accounting Officer) and Senior Vice President of Finance and Operations in January 1996. Prior to joining the Company, Mr. Gelhaus was Senior Vice President Finance and Operations (CFO) of Spectrum HoloByte, Inc. ("Spectrum"), an entertainment software company. Previously, Mr. Gelhaus was the Executive Vice President, Finance and Operations (CFO) and Secretary of Sierra On-line, Inc. He has held executive-level positions with Safeway Inc., Levi Strauss & Co., and Ernst & Young. Mr. Gelhaus holds a B.S. in chemical engineering from South Dakota School of Mines and Technology and an M.B.A. from The University of Michigan. He is a registered C.P.A.

     Mr. Heaps joined the Company in 1987, and has served as Senior Vice President, Business Development and General Counsel since 1995. Mr. Heaps has served in various capacities at the Company, including Vice President of Business Development, Vice President of Intercontinental Operations, Director of Business Development, and Director of Technical Services and Marketing. Prior to joining the Company, Mr. Heaps was a Strategic Accounts Manager of UniSoft Corporation, a computer software corporation, from 1986 to 1987. From 1983 to 1985, Mr. Heaps held various positions at Oracle Corporation, most recently as Director of Personal Computer Sales. Mr. Heaps holds an M.B.A. degree from Stanford University Graduate School of Business, a J.D. degree from Stanford School of Law, and a B.A. in Economics and Mathematics from Yale University.

     Mr. Stahl joined the Company in 1989, and presently serves as Chief Technology Officer and Senior Vice President for the Products organization. Mr. Stahl has held various key positions within the Company's development organization, including spearheading the Company's client/server tools development effort. Prior to joining the Company, Mr. Stahl managed development projects at Bell Northern Research, Dest Corporation, and VisiCorp. He holds a B.S. in Computer Science from San Diego State University.

     Mr. Bramley joined the Company in January 1994 and presently serves as Vice President, Technical Support Services. Mr. Bramley has served as Senior Director of North American Technical Support. Prior to joining the Company, he held the position of Vice President of Technical Services at Verity, a full text retrieval software company from November 1991 to September 1993, and held director-level positions in support and development at Oracle Corporation from March 1987 to November 1991.

     Mr. Keddington joined the Company in July 1995 as Vice President, North American Marketing and Sales. Mr. Keddington most recently was Vice President of Sales with Pure Software, Inc., a software testing and development tools company from July 1994 to April 1995; Vice President of Sales and Marketing, Coactive Computing Corporation a networking company from January 1993 to July 1994; Americas Sales Manager, Reseller Channels Organization, Intel Corporation, a semi-conductor manufacturer from December 1988 to January 1993. Mr. Keddington attended San Diego State University, where he concentrated in marketing management.

     Mr. McAughtry joined the Company in July 1993 as Vice President, Asia Pacific. Prior to joining the Company, Mr. McAughtry served as President and COO of the software division of P.D.S., Inc., a application software company, from November 1992 to May 1993. Mr. McAughtry has held Vice President positions at Knowledgeware, Inc., a application development software tools company, from January 1992 to July 1991 and Intersolv, a software tools company, and Pansophic
Systems a mainframe software company.   Mr. McAughtry received an M.B.A. from
the Cranfield School of Management in the U.K.

     Dr. Wilke joined the Company in July 1991 and he presently serves as Vice President, European Operations. He started the Company's operations in Central Europe in 1991, and was then promoted to Vice President, Central Europe. Prior to joining the Company, Dr. Wilke worked for SUP, a Frankfurt-based Gupta partner, and served as the Managing Director of the German subsidiary of Ingres. Dr. Wilke founded and managed his own software company, specializing in database application development, and has lectured on statistical and empirical methods and statistical computing. Dr. Wilke holds degrees in political and social sciences from the Free University in Berlin.

     The Board of Directors elects the Company's officers and such officers serve at the discretion of the Board of Directors of the Company. There are no family relationships among the officers or directors of the Company.

DIRECTORS OF REGISTRANT

The directors of the Company as of June 30, 1996 are as follows:


  NAME OF NOMINEE             AGE            PRINCIPAL OCCUPATION                             DIRECTOR
  ---------------             ---            --------------------                               SINCE
                                                                                              --------
Umang P. Gupta                46        Chairman of the Board of Directors                     1983

D. Bruce Scott                43        Founder of inquiry.com Inc.                            1984

William O. Grabe              58        General Partner of General Atlantic
                                        Partners, an investment firm                           1992

Max D. Hopper                 61        Principal and Chief Executive Officer
                                        of Max D. Hopper Associates, Inc.; retired
                                        Senior Vice President of AMR Corporation
                                        and retired Chairman of The SABRE Group                1995

Anthony Sun                   43        General Partner of Venrock Associates, a
                                        venture capital firm                                   1988

Kanwal S. Rekhi               49        Former Executive Vice President and Chief
                                        Technology Officer of Novell, Inc.                     1992


     Mr. Gupta is the Co-founder and Chairman, and served as CEO from 1984 to December 1995. Prior to establishing the Company, Mr. Gupta spent three years as a senior executive with Oracle Corporation. His last position with Oracle was Vice President and General Manager of the microcomputer products division. Prior to joining Oracle, Mr. Gupta was Director of Marketing for Magnuson Computers, a manufacturer of IBM plug-compatible mainframes. Mr. Gupta began his career in 1973 with IBM, where he held several sales and marketing management positions. Mr. Gupta holds a B.S. in chemical engineering from the Indian Institute of Technology and an M.B.A. from Kent State University in Ohio.

     Mr. Scott has served as a director since November 1984. In May 1995, Mr. Scott co-founded inquiry.com Inc., an internet company. Effective April 30, 1995, Mr. Scott resigned as Senior Vice President of Database Products, in which position he had served since January 1994. From July 1993 to January 1994, Mr. Scott served as Senior Vice President, Research and Development, Database and Connectivity Products for the Company. Prior to assuming this position, Mr. Scott was Senior Vice President and General Manager of Database Server Products from July 1992 to June 1993, Senior Vice President, Research and Development from January 1989 to June 1992, and Vice President from December 1984 to January 1989. Prior to joining the Company, Mr. Scott served as Manager of Database Development at Victor Technologies, a computer manufacturer corporation, from 1982 to 1983. Mr. Scott served as Senior Member of Technical Staff at Oracle Corporation from 1977 to 1982.

     Mr. Grabe has served as a director since July 1992. He has been a General Partner of General Atlantic Partners, an investment firm, since April 1992. From February 1984 until March 1992, Mr. Grabe was a Vice President at IBM.
Mr. Grabe is a director of Compuware Corporation, a computer systems software corporation. Mr. Grabe is also a director of Integrated Systems Solutions Corporation, a wholly-owned subsidiary of IBM, CODA Plc, a financial accounting software company and Gartner Group, an information systems consulting company. He is also a director of several other privately held companies in the computer software and services industry.

     Mr. Hopper has served as a director since April 1995. Mr. Hopper has been Principal and Chief Executive Officer of Max D. Hopper Associates, Inc., a consulting firm specializing in creating benefits from the strategic use of advanced information technologies, since January 1995. Prior to forming Max D. Hopper Associates, Inc., Mr. Hopper served at AMR Corporation, an air transportation company and provider of information services to the travel and transportation industry, as Senior Vice President from 1985 through January 1995, as well as Chairman of The SABRE Group from April 1993 through January 1995. Mr. Hopper served as Executive Vice President for Bank of America from 1982 through 1985. Mr. Hopper is also a director of the Gartner Group, Computer Language Research, Inc., Bolt Beranek & Newman Inc., UTEL
Corporation, Scopus Technology, USData Corporation, MCC Corporation and Worldtalk Corporation.

     Mr. Sun has served as a director since September 1988. He has been at Venrock Associates, a venture capital firm, since 1979. Previously he was employed by Hewlett-Packard, TRW, and Caere Corporation. He is a director of Cognex Corporation, a computer systems company, Conductus, Inc., a superconductive electronics company, Inference Corporation, a client/server and internet help desk software company, Komag, Inc., a computer storage component company, Photonics Corporation, a computer peripherals company, StrataCom, Inc., a telecommunications company, and Worldtalk Communications Corporation, a software application router company. He is also a director of several private companies. Mr. Sun received S.B.E.E., S.M.E.E. and Engineer degrees from Massachusetts Institute of Technology, and a Master of Business Administration degree from Harvard University.

     Mr. Rekhi has served as a director since July 1992. Mr. Rekhi also served as a director of the Company from April 1990 to August 1991. Mr. Rekhi served as a director of Novell, Inc. from June 1989 to September 1995 and served as an Executive Vice President of Novell, Inc. from June 1989 until January 1995 and as Corporate Technology Officer from July 1993 until January 1995. Mr. Rekhi served as a director of Excelan, Inc., a networking company, since its inception in April 1982, and as Chief Executive Officer since April 1988, until its acquisition by Novell, Inc. in June 1989. Mr. Rekhi is also a director of Rexon, Inc.

ITEM 2.   PROPERTIES

     The Company leases approximately 69,000 square feet of office, development and warehousing space in facilities in Menlo Park, California.

     As of June 30, 1996, the Company also has offices in the metropolitan areas of Chicago, Dallas, New York, Washington D.C., Bruetten (Switzerland), Duesseldorf, Frankfort, Leuven (Belgium), London, Sydney (Australia), Mexico City, Milan, Maarssen (The Netherlands), Munich, Paris, Singapore, and Vienna. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS

     On May 2, 1994, a lawsuit was filed against the Company and certain of its officers and directors, by a holder of the Company's common stock, on his own behalf and purportedly on behalf of a class of others similarly situated. The lawsuit was subsequently amended, and alleged that the Company made false and misleading statements and failed to disclose material information relating to existing business conditions and the Company's prospects and that officers and directors violated the insider trading laws. The Company reached an agreement in principle with plaintiff counsel in this lawsuit. (See Note 13 of Notes to Consolidated Financial Statements). Under the terms of the settlement agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. $2 million of the cash contribution to the settlement fund will be paid by the Company's directors and officers' liability insurer. As a result of the settlement, shares outstanding will increase by approximately 15% based on the settlement price.
 The actual and anticipated litigation costs related to this matter have been accrued for as of December 31, 1995.

     As of December 31, 1995, to the best of the Company's knowledge there were no other pending actions, potential actions, claims or proceedings against the Company that could result in potential damages in excess of $50,000. As noted in the "Legal Proceedings" section under "Risk Factors" above, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     a) STOCK LISTING. The Company's common stock is traded on the NASDAQ National Market under the symbol "GPTA(1)e".

     b) STOCK PRICE AND DIVIDEND POLICY. The following table sets forth for the quarterly period indicated the range of high and low sales prices for the Company's common stock during the last two fiscal years.


             1994                High                      Low
              Q1                 31.75                    18.25
              Q2                 30.25                     8.25
              Q3                 14.50                     6.75
              Q4                 13.875                    9.75


             1995                High                      Low
              Q1                 13.50                     9.625
              Q2                 11.50                     8.25
              Q3                 10.50                     8.25
              Q4                  9.063                    4.875

The Company has not paid any cash dividends. The Company currently does not anticipate paying any cash dividends in the foreseeable future.

     c) STOCK OWNERSHIP. As of June 30, 1996 there were approximately 494 shareholders of record (not including beneficial holders of stock held in street name) of the Company's common stock.



- - ---------------------------
(1) Gupta Corporation began trading with a trailing E on May 7, 1996, as a result of the Company's announcement on April 16, 1996 that it was delayed in reporting its 1995 fiscal year end results due to on-going audits of its 1993, 1994 and 1995 fiscal year ends.

ITEM 6.   SELECTED FINANCIAL DATA

Annual Data

     The following selected consolidated financial data should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. The statement of operations data for the years ended December 31, 1995, 1994 and 1993 and the balance sheets data at December 31, 1995, 1994 and 1993 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Report on Form 10-K and should be read in conjunction with those financial statements and the notes thereto, which have been audited by Price Waterhouse, LLP, independent accountants, whose report is included elsewhere in this Report on Form 10-K. The statement of operations data for the years ended December 31, 1992 and 1991 and the balance sheet data at December 31, 1992 and 1991 are derived from audited financial statements not included in this Report on Form 10-K. Following a review of contractual terms of product licensing arrangements originating in 1993, 1994 and 1995 and related business practices, it was determined that revenue recognition on such contracts should be based on sell through. See
Notes 1 and 8 of Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year ended December 31
                                 -------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER         1995            1994           1993           1992           1991
SHARE DATA)                      -------       ---------      ---------       -------         ------
                                               (Restated)    (Restated)
Net Revenues:
  Product                        $49,408        $46,134        $41,655        $29,961        $19,574
  Service                         16,306         10,398          5,820          2,810          1,721
     Net Revenues                 65,714         56,532         47,475         32,771         21,295

Cost of revenues                  19,640         17,146         11,407          6,688          3,817

Gross Profit                      46,074         39,386         36,068         26,083         17,478

Operating income (loss)          (42,993)       (32,981)        (1,858)         2,439           (107)

Net income (loss)                (44,079)       (31,841)        (1,908)         1,762             59

Net income (loss) per share        (3.62)         (2.66)         (0.17)          0.17           0.01

Number of shares used in          12,175         11,957         11,411         10,455          9,841
    per share calculations


CONSOLIDATED BALANCE SHEETS


                                                       December 31,
                                --------------------------------------------------------------------
(IN THOUSANDS)                      1995           1994           1993           1992           1991
                                --------       --------       --------       --------       --------
                                               Restated)     (Restated)
Working Capital (Deficit)       ($25,604)          $599        $40,919         $7,372         $7,264

Total Assets                      48,104         58,161         72,372         22,872         19,065

Long-term Obligations             11,744          1,939            477          1,365          1,388

Shareholders' Equity (Deficit)   (24,057)        18,670         49,223         11,879         10,288


QUARTERLY DATA

     The following tables present selected consolidated statement of operations data for each quarter in each of the last three fiscal years and selected consolidated balance sheet data as of the end of each such quarter. This information is unaudited, but in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of the financial positions and results of operations for all periods presented. The results for any quarter are not necessarily indicative of results for any future period. The Company has restated its financial statements for each of the quarters for which data is presented, with the exception of the financial statements for the quarter ended December 31, 1995.

CONSOLIDATED STATEMENT OF OPERATIONS AND SELECTED BALANCE SHEET DATA


                                                              1995
                                      ----------------------------------------------------
(IN THOUSANDS, EXCEPT PER              Fourth          Third         Second          First
SHARE DATA)                           --------       --------       --------       -------
                                                    (Restated)     (Restated)     (Restated)
Net Revenues:
  Product                              $9,624        $13,053        $13,290        $13,441
  Service                               4,206          3,875          4,243          3,982
     Net Revenues                      13,830         16,928         17,533         17,423

Cost of Revenues                        5,926          4,443          4,743          4,528

Gross Profit                            7,904         12,485         12,790         12,895

Operating expenses:
  Sales and Marketing                   9,997         10,998         10,898         11,038
  Research and  Development             5,592          2,819          2,860          3,149
  General and Administrative            4,906          1,764          2,040          2,333
  Litigation expense                   15,323
  Restructuring expense                 5,350
       Total operating expenses        41,168         15,581         15,798         16,520

Operating loss                        (33,264)        (3,096)        (3,008)        (3,625)

Net loss                              (34,016)        (3,427)        (2,949)        (3,687)

Net loss per share                      (2.80)         (0.28)         (0.24)         (0.30)

Number of shares used in per
  share calculations                   12,151         12,260         12,184         12,105


                                                              1995
                                      ----------------------------------------------------
(IN THOUSANDS)                         Fourth          Third         Second          First
                                      --------       --------       --------       -------
Working Capital (Deficit)            $(25,604)        $5,556         $8,670        $(1,925)

Total Assets                           48,104         59,723         64,716         57,299

Long-term Obligations                  11,744         11,768         11,583          1,930

Shareholder's Equity
   (Deficit)                          (24,057)         9,621         12,875         15,607





                                                              1994
                                      ----------------------------------------------------
(IN THOUSANDS, EXCEPT PER              Fourth          Third         Second          First
SHARE DATA)                           --------       --------       --------       -------
                                      (Restated)    (Restated)     (Restated)     (Restated)
Net Revenues:
  Product                             $13,712        $13,406         $7,591        $11,425
  Service                               3,516          2,532          2,433          1,917
    Net Revenues                       17,228         15,938         10,024         13,342

Cost of Revenues                        4,883          5,043          3,791          3,429

Gross Profit                           12,345         10,895          6,233          9,913

Operating expenses:
  Sales and Marketing                  15,809         13,171         10,561          8,668
  Research and  Development             2,950          3,053          2,566          2,656
  General and Administrative            2,960          2,472          5,495          2,006
    Total operating expenses           21,719         18,696         18,622         13,330

Operating loss                         (9,374)        (7,801)       (12,389)        (3,417)

Net loss                               (9,599)        (7,373)       (11,724)        (3,145)

Net loss per share                      (0.79)         (0.61)         (0.99)         (0.27)

Number of shares used in per
  share calculations                   12,198         12,002         11,875         11,753


                                                              1994
                                      ----------------------------------------------------
(IN THOUSANDS)                         Fourth          Third         Second          First
                                      --------       --------       --------       -------
Working Capital                          $599         $9,429        $18,761        $34,157

Total Assets                           58,161         59,854         62,910         74,185

Long-term Obligations                   1,939            100            176            312

Shareholder's Equity                   18,670         27,942         35,240         46,599





                                                              1993
                                      ----------------------------------------------------
(IN THOUSANDS, EXCEPT PER              Fourth          Third         Second          First
SHARE DATA)                           --------       --------       --------       -------
                                      (Restated)    (Restated)     (Restated)     (Restated)
Net Revenues:
  Product                             $12,777         $9,822        $10,613         $8,443
  Service                               1,678          1,665          1,320          1,157
    Net Revenues                       14,455         11,487         11,933          9,600

Cost of Revenues                        3,070          2,897          3,046          2,394

Gross Profit                           11,385          8,590          8,887          7,206

Operating expenses:
  Sales and Marketing                   7,153          6,223          5,559          5,153
  Research and  Development              2171          1,771          2,193          1,776
  General and Administrative            1,812          1,447          1,648          1,020
    Total operating expenses           11,136          9,441          9,400          7,949

Operating income (loss)                   249           (851)          (513)          (743)

Net loss                                 (351)          (611)          (396)          (550)

Net loss per share                      (0.03)         (0.05)         (0.03)         (0.05)

Number of shares used in
  per share calculations               11,545         11,494         11,351         11,253



                                                              1993
                                      ----------------------------------------------------
(IN THOUSANDS)                         Fourth          Third         Second          First
                                      --------       --------       --------       -------

Working Capital                       $40,919        $41,322        $43,080        $44,333

Total Assets                           72,372         65,271         64,716         63,056

Long-term Obligations                     477            647            860          1,110

Shareholder's Equity                   49,223         48,339         48,945         49,502


                          RECONCILIATION OF RESTATEMENT


                                                                 1995
                                                --------------------------------------
(IN THOUSANDS)                                    Third         Second          First
                                               --------       --------        -------
Net loss:
  As originally reported                        ($4,680)       ($2,877)       ($1,078)
  Adjustment                                      1,253            (72)        (2,609)
                                               --------       --------       --------
    Restated                                    ($3,427)       ($2,949)       ($3,687)
                                               --------       --------       --------
                                               --------       --------       --------

Net loss  per share:
  As originally reported                         ($0.38)        ($0.24)        ($0.09)
  Adjustment                                      (0.10)          0.00          (0.21)
                                               --------       --------       --------
    Restated                                     ($0.28)        ($0.24)        ($0.30)
                                               --------       --------       --------
                                               --------       --------       --------


                                                          1994
                                -----------------------------------------------------
(IN THOUSANDS)                    Fourth          Third         Second          First
                                --------       --------       --------       --------
Net loss
  As originally reported         ($5,883)       ($6,226)      ($11,493)         ($271)
  Adjustment                      (3,716)        (1,147)          (231)        (2,874)
                                --------       --------       --------       --------
    Restated                     ($9,599)       ($7,373)      ($11,724)       ($3,145)
                                --------       --------       --------       --------
                                --------       --------       --------       --------

Net loss per share:
  As originally reported          ($0.49)        ($0.52)        ($0.97)        ($0.02)
  Adjustment                       (0.30)         (0.09)         (0.02)         (0.25)
                                --------       --------       --------       --------
    Restated                      ($0.79)        ($0.61)        ($0.99)        ($0.27)
                                --------       --------       --------       --------
                                --------       --------       --------       --------

                                                          1993
                                -----------------------------------------------------
(IN THOUSANDS)                    Fourth          Third         Second          First
                                --------       --------       --------       --------
Net Income (loss):
  As originally reported          $2,988         $1,098           $892           $654
  Adjustment                      (3,339)        (1,709)        (1,288)        (1,204)
                                --------       --------       --------       --------
    Restated                       ($356)         ($611)         ($396)         ($550)
                                --------       --------       --------       --------
                                --------       --------       --------       --------

Net Income (loss) per share
  As originally reported           $0.23          $0.09          $0.07          $0.05
  Adjustment                       (0.26)         (0.14)         (0.10)         (0.10)
                                --------       --------       --------       --------
    Restated                      ($0.03)        ($0.05)        ($0.03)        ($0.04)
                                --------       --------       --------       --------
                                --------       --------       --------       --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto, as well as "Business -- Risk Factors" included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain restated consolidated statements of operations data for the periods indicated (subtotals not adjusted for rounding):


                                                 Year Ended December 31,
                                            --------------------------------
                                             1995        1994          1993
                                            ------      ------        ------
                                                      (Restated)    (Restated)
Net revenues
     Product                                   75%         82%          88%
     Service                                   25%         18%          12%
                                            ------      ------        -----
          Net revenues                        100%        100%         100%
Cost of revenues
     Product                                   14%         13%          13%
     Service                                   16%         17%          11%
                                            ------      ------        -----
          Cost of  revenues                    30%         30%          24%
                                            ------      ------        -----
               Gross profit                    70%         70%          76%
Operating expenses
     Sales and marketing                       65%         85%          51%
     Research and development                  22%         20%          17%
     General & administrative                  17%         20%          12%
     Litigation expense                        23%          3%           -
     Restructuring charges                      8%          -            -
                                            ------      ------        -----
          Operating loss                      (65%)       (58%)         (4%)
Other income, net                                -          2%           2%
Provision for income taxes                      2%           -           2%
                                            ------      ------        -----
          Net loss                            (67%)       (56%)         (4%)
                                            ------      ------        -----
                                            ------      ------        -----
Gross Margins:
     Gross margin on product revenues          82%         83%          86%
     Gross margin on service revenues          34%          8%           7%


     NET REVENUES. During 1995, the Company restated revenues on certain product licensing arrangements for fiscal years 1995, 1994, and 1993. For these contracts the Company has deferred recognition of revenues until the customer indicates that it has sublicensed or distributed the product. The restatement resulted in a reduction of operating revenues of $ 8.0 million or $0.66 per share in 1994 and $ 7.5 million or $0.61 per share in 1993, and a restatement of revenues for all quarters in 1995, 1994 and 1993, with the exception of the fourth quarter of 1995.

     Net revenues increased 16% to $ 65.7 million in 1995 from $56.5 million in 1994. In 1994 revenues increased by 19% from 1993 revenues of $47.5 million. International revenues, primarily product revenues, accounted for 61%, 56% and 55% of net revenues in 1995, 1994 and 1993, respectively. The Company's revenues are derived from two sources: fees from software licensing, including software distributed as packaged products and licensing arrangements that permit software reproduction; and fees for services, including maintenance, training, consulting and technical support.

     Product revenues increased 7% to $49.4 million in 1995 compared to $46.1 million in 1994 due to increased sales of database products. Increases in the Company's product revenues to $46.1 million in 1994 from $41.7 million in 1993 were also attributable to data base products. Sales of tools and connectivity software accounted for approximately 50%, 60% and 69% of product revenues in 1995, 1994 and 1993, respectively, while sales of database software accounted for approximately 50%, 40% and 31% for the same respective periods. The mix of product revenues between corporate sales and channel sales (including sales through distributors and resellers) has fluctuated from period to period as a result of product introductions and customer mix. Because corporate sales typically involve large orders and the timing of such orders cannot be predicted with accuracy, the Company may continue to incur period-to-period fluctuations in the percentage of revenues attributable to each sales organization. Sales through the channel sales organization accounted for 70%, 60% and 56% of net revenues and sales through the corporate sales organization accounted for 30%, 40% and 44% of net revenues in 1995, 1994 and 1993, respectively. The increase in channel sales reflects the Company's shift away from a direct sales model.

     Service revenues increased 57% to $16.3 million in 1995 from $10.4 million in 1994. In 1994 service revenues increased 79% from $5.8 million in 1993. The increases were due primarily to increases in maintenance and training revenues related to increases in the Company's installed customer base. Maintenance contracts are typically paid in advance, and revenue is recognized ratably over the period of the contract.

     For all periods reported, the Company has recognized revenue in accordance with the Statement of Position on Software Revenue Recognition (SOP 91-1), issued by the American Institute of Certified Public Accountants. The Company's distributors are generally permitted stock exchange or rotation rights, under which they are granted rights to return to the Company a portion of the products purchased by them in exchange for other products. Although the Company believes that, to date, it has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed the Company's allowances, particularly in connection with introduction of new products or enhancements. The Company intends to introduce new and enhanced products in the future, which may result in higher product returns and exchanges due to the risks inherent in the introduction of such products.

     COST OF PRODUCT. Cost of product includes the cost of subcontracted production and the amortization of capitalized software. Cost of product varies significantly by distribution channel. Channel sales typically involve sales of packaged products and, as a result, generally have higher costs of production than corporate sales, which generally involve software reproduction licenses. Cost of product as a percentage of product revenues was 18%, 17% and 14% for 1995, 1994 and 1993, respectively. In December 1995, the Company completed a financial restructuring which resulted in a decision to consolidate all warehouse and manufacturing functions into a single new vendor. This resulted in a non-recurring charge against cost of sales for an estimated write-off of raw materials of approximately $0.6 million.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the costs of computer software to be sold, leased or otherwise marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the software purchased from third parties, increased to $2,200,000 in 1995 from $1,476,000 in 1994 and $841,000 in 1993. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

     COST OF SERVICES. Cost of services consists primarily of personnel costs related to maintenance, training and technical support. Cost of services, as a percentage of service revenues, decreased to 66% in 1995 from 92% in 1994 and 93% in 1993. In 1994 and 1993, the Company expanded its support services and personnel to better serve current and prospective customers on a worldwide basis, particularly in Europe. As a result of the investment the Company made to grow this area, the Company has now experienced increased revenues relative to the cost of providing service.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $42.9 million in 1995 from $48.2 million in 1994. In 1994 sales and marketing expenses increased 100% from $24.1 million in 1993. Sales and marketing expenses represented 65%, 85% and 51% of net revenues in 1995, 1994 and 1993, respectively. The decrease in sales and marketing expenses in 1995 was due to reductions in marketing programs and staff reductions. The increase in sales and marketing expenses in 1994 was the result of the Company's aggressive marketing campaign to introduce its new products, which included free seminars and product samples, and an investment to expand the Company's sales force in the United States and Europe.

     RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized internal software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:


(IN THOUSANDS)                                                         Year ended December 31,
                                                              -------------------------------------
                                                                 1995           1994           1993
                                                              --------       --------       --------
Dollar Amounts:
     Gross research and development expenses                   $16,662        $12,880         $9,100
     Capitalized internal software development costs            (2,242)        (1,655)        (1,189)
                                                              --------       --------       --------
     Net research and development expenses                     $14,420        $11,225         $7,911
                                                              --------       --------       --------
                                                              --------       --------       --------
As a Percentage of Net Revenues:
     Gross research and development expenses                       25%            23%            19%
     Net research and development expenses                         22%            20%            17%


     The increase in research and development expenses was due to increased staffing and associated support costs required to develop the new Centura line of products and to continued enhancement of the Company's product line. The Company believes the development of new products, and the enhancement of existing products, are essential to its continued success, and management intends to continue to devote substantial resources to new product development.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately flat in 1995 at $11.0 million compared to $11.1 million in 1994. In 1994 general and administrative expenses increased by 88% from $5.9 million in 1993. These expenses represented 17%, 20% and 12% of net revenues, in 1995, 1994 and 1993, respectively. In 1995, the Company began a program of reducing administrative expenses by staff reductions, deferring MIS projects, and reductions in discretionary spending. In 1994, the Company experienced significantly higher European administrative expenses as a result of supporting new locations for sales and technical support. In addition, in 1994, the Company incurred a loss in excess of $1 million as a result of the bankruptcy of a distributor.

     RESTRUCTURING CHARGES: In December, 1995, the Company approved a plan to restructure its operations to meet emerging market opportunities in next-generation client/server computing. By taking these actions, the Company has reduced its operating expense structure in 1996 and as a result, believes that it has improved its ability to return to profitability. The restructuring effected a reduction of the Company's operating expense structure through staff reductions of 16%, closure of certain sales and marketing offices, product line rationalization and write-off of certain other assets. Total restructuring charges of approximately $5.4 million were taken in 1995, detailed as follows:

                                                                 Accrued Liability
                                                     Non-           Balance at
                                                     Cash          December 31,
                                   Restructuring     Costs             1995
                                   -------------   ---------      --------------
Severance and benefits                 $1,623      $      --          $1,623
Write-off of assets                     2,205          2,205              --
Facility charges                        1,029             --           1,029
Other                                     493             --             493
                                   -------------   ---------       ------------
     Total                             $5,350         $2,205          $3,145
                                   -------------   ---------       ------------
                                   -------------   ---------       ------------


     Severance and related costs related to the reduction of 59 employees on a worldwide basis, primarily impacting sales and marketing. Asset charges included a write-off of purchased technology and prepaid license fees associated with discontinued product lines. The facilities charges included early termination costs associated with the closing of certain domestic and international sales offices. Other restructuring costs consisted primarily of costs associated with the cancellation of distribution agreements.
Substantially all employee and lease termination payments have been paid by June 30, 1996.

     In addition to the restructuring charges detailed above, the Company took certain one-time charges that were reflected against operations in the 1995 results. These charges included $1.3 million in accounting and related professional fees for audits of 1995, 1994 and 1993, charged to general and administrative; $3.4 million in write-offs of capitalized software development, charged to research and development; and $0.6 million in liquidation of inventories, charged to cost of revenues. The Company expects that all payments associated with the one-time charges will have been paid by June 30, 1996.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, net of interest expense, and gains or losses on foreign currency transactions. The Company's gains or losses from foreign currency transactions have fluctuated from period to period, primarily as a result of fluctuating values of the U.S. dollar and recent instability in European currency markets. In early 1993, the Company initiated a program of buying forward contracts to hedge its outstanding European accounts receivable. The Company sometimes purchases monthly contracts to protect against a substantial portion of the outstanding exposure. Since the inception of this program the costs of the currency hedging have been reflected in the reported gains and losses of foreign currency transactions. The Company recorded a loss of $439,000 in 1995, a gain of $306,000 in 1994 and a loss of $364,000 in 1993. The Company anticipates that it will continue the hedging program in 1996. Nonetheless, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency transactions.

     LITIGATION SETTLEMENT. The Company reached an agreement in principle with plaintiff counsel in this lawsuit. (See Note 13 of Notes to Consolidated Financial Statements). Under the terms of the settlement agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. $2 million of the cash contribution to the settlement fund will be paid by the Company's directors and officers' liability insurer. As a result of the settlement, shares outstanding will increase by approximately 15% based on the settlement price.

     In 1994 the Company settled a lawsuit, filed by a former distributor, for the amount of $525,000.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $1.1 million in 1995, $0.2 million in 1994 and $0.8 million in 1993. The provision for income taxes in 1995 related primarily to foreign withholding taxes. As of December 31, 1995, the Company had net operating loss carryforwards of approximately $13.6 million available to offset future federal taxable income and $12.0 million available to offset future state taxes, which expire through 2010. The availability and timing of these carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 1995, 1994, and 1993, the Company fully reserved its deferred tax assets due to the existence of sufficient uncertainty on the ability to realize the deferred tax assets. See
Note 8 of Notes to Consolidated Financial Statements.

     INFLATION. The Company believes that inflation has not had a material impact on the Company's operating results and does not expect inflation to have a material impact on the Company's operating results in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

     At December 31, 1995, the Company had a deficit working capital position of $25.6 million due principally to the restatement which increased deferred revenues by $20 million and litigation accruals by $12.3 million. The settlement of the lawsuit requires the Company to spend $1 million with the remainder of the settlement achieved by issuance of shares of common stock. The deferring the product revenue of $21.2 million at December 31, 1995, is simply a delayed timing in recognition of contractual agreements and requires minimal resources of the Company.

     A revolving unsecured bank line of credit, available for foreign currency contracts and letters of credit expired on February 15, 1995. The Company entered into an unsecured financing agreement with Computer Associates in March, 1995, for $10 million. The Company also has an outstanding promissory note of $0.7 million.

     In 1995 the Company used $5.2 million of cash to fund its operations. Net cash used by operating activities totaled $11.3 million in 1994. In 1993 operating activities provided $4.9 million of cash. For 1995 increases in depreciation and amortization, deferred revenue, provision for sales returns and allowances, accounts payable and accrued litigation, were offset by the net loss. Inventories, which were located at the Company's third party turnkey vendor, decreased by $1.1 million in 1995 following an increase of $1.2 million in 1994. The 1995 decrease is due in part to planned reductions of inventories and a consolidation of worldwide inventories into a single third party vendor location.

     Cash used in investing activities of $2.1 million in 1995 was utilized for additions of $4.0 million of internally developed and purchased software and $2.6 million in additions to property and equipment, primarily computer and other capital equipment, partially offset by the sale of $5.4 million of short-
term investments, net of purchases.   Cash provided by investing activities of
$1.2 million in 1994 was generated by the sale of $11.6 million of short-term investments, net of purchases, which was offset by the capitalization of $4.5 million of software development costs and the purchase of $6.0 million of property and equipment. Net cash provided by financing activities in 1995 totaled $10.1 million primarily as a result of the $10 million subordinated convertible debt financing by Computer Associates. In 1994, the Company generated cash of $1.2 million through financing activities, primarily related to proceeds from a $1 million note payable to a bank and $1.1 million of employee purchases of Company stock through both the Incentive Stock Option Plan and the Employee Stock Purchase Plan. Net cash provided by financing activities in 1993 totaled $38.1 million primarily as a result of the Company's initial public offering, which was partially offset by the repurchase of $400,000 in warrants and repayment of capital lease obligations in the amount of $1.2 million.

     Additional financing may be necessary to meet NASDAQ minimum net worth requirements. Furthermore, the Company is dependent upon achieving a reasonable operating performance to satisfy its current and future financing needs. During 1995, the Company completed a private debt placement with Computer Associates International of approximately $10 million. If the Company needs further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Gupta Corporation:

In our opinion, the consolidated financial statements of Gupta Corporation listed in the index to Consolidated Financial Statements and the index to Financial Statements Schedules on page 63 and referred to under Item 14(a)(1) and (2) present fairly (after the restatement described in Note 12), in all material respects, the financial position of Gupta Corporation at December 31, 1995, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 12 to the consolidated financial statements, the Company has restated its 1994 and 1993 financial statements (previously audited by other independent accountants).



San Jose, California
July 15, 1996

                                GUPTA CORPORATION
                           CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS,
EXCEPT PER SHARE DATA)                                                                    December 31,
                                                                           ------------------------------------------
                                                                              1995           1994           1993
                                                                           ----------     ------------   ------------
                                                                                           (Restated)     (Restated)
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $ 9,865        $ 7,031        $15,642
   Short-term investments                                                       9,557         11,670         28,896
   Accounts receivable, less allowances
      of $3,475 in 1995, $2,891 in 1994 and $924 in 1993.                      12,174         14,334         16,758
   Inventories                                                                    218          1,314            162
   Other current assets                                                         2,999          3,802          2,133
                                                                           ----------     ----------     ----------
      Total current assets                                                     34,813         38,151         63,591
Property and equipment, at cost, net accumulated depreciation                   5,881          8,580          5,496
Capitalized software, at cost, net of accumulated amortization                  2,980          4,527          2,768
Long-term investments                                                           2,354          5,634              -
Other assets                                                                    2,076          1,269            517
                                                                           ----------     ----------     ----------
      Total assets                                                            $48,104        $58,161        $72,372
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilites:
   Current portion of capital lease obligations                               $   397        $   872        $   886
   Accounts payable                                                             6,152          7,801          4,608
   Payable to related party                                                         -              -            750
   Accrued compensation and related expenses                                    3,168          3,650          1,720
   Other accrued liabilities                                                    7,572          3,350          2,447
   Accrued litigation expenses                                                 14,328              -              -
   Deferred revenue                                                            28,800         21,879         12,261
                                                                           ----------     ----------     ----------
      Total current liabilities                                                60,417         37,552         22,672
Long-term debt, less current portion                                           10,330          1,071            477
Other long-term liabilities                                                     1,414            868              -
                                                                           ----------     ----------     ----------
      Total liabilities                                                        72,161         39,491        23,149
                                                                           ----------     ----------     ----------
Commitments and contingencies (Notes 6 and 12)

Shareholders' Equity (Deficit)
Preferred stock, no par value:
Authorized:  2,000 shares, none issued                                              -              -              -
Common stock, $.01 par value:
Authorized: 60,000 shares
Issued and outstanding: 12,382 shares in 1995, 12,041 shares in 1994
   and 11,620 shares in 1993                                                   57,577         56,277        55,151
Cumulative translation adjustment                                                (150)          (202)         (364)
Accumulated deficit                                                           (81,484)       (37,405)       (5,564)
                                                                           ----------     ----------     ----------
      Total shareholders' equity (deficit)                                    (24,057)        18,670        49,223
                                                                           ----------     ----------     ----------
      Total liabilities and shareholders' equity (deficit)                    $48,104        $58,161       $72,372
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                GUPTA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS,
EXCEPT PER SHARE DATA)                                                              Year ended December 31,
                                                                           ----------------------------------------
                                                                              1995           1994           1993
                                                                           ----------     ----------     ----------
                                                                                           (Restated)     (Restated)
Net revenues:
   Product                                                                    $49,408        $46,134        $41,655
   Service                                                                     16,306         10,398          5,820
                                                                           ----------     ----------     ----------
      Net revenues                                                             65,714         56,532         47,475
                                                                           ----------     ----------     ----------

Cost of revenues:
   Product                                                                      8,878          7,625          5,972
   Service                                                                     10,762          9,521          5,435
                                                                           ----------     ----------     ----------
      Cost of revenues                                                         19,640         17,146         11,407
                                                                           ----------     ----------     ----------
         Gross profit                                                          46,074         39,386         36,068
                                                                           ----------     ----------     ----------

Operating expenses:
   Sales and marketing                                                         42,931         48,209         24,088
   Research and development                                                    14,420         11,225          7,911
   General and administrative                                                  11,043         11,136          5,927
   Litigation expense                                                          15,323          1,797              -
   Restructuring expense                                                        5,350              -              -
                                                                           ----------     ----------     ----------
      Total operating expenses                                                 89,067         72,367         37,926
                                                                           ----------     ----------     ----------
         Operating loss                                                       (42,993)       (32,981)        (1,858)

Other income (expense):
Interest income                                                                 1,127          1,188          1,381
Interest expense                                                                 (701)          (137)          (308)
Foreign currency gain (loss)                                                     (439)           306           (364)
                                                                           ----------     ----------     ----------

Loss before income taxes                                                      (43,006)       (31,624)        (1,149)


Provision for income taxes                                                      1,073            217            759
                                                                           ----------     ----------     ----------

Net Loss                                                                     $(44,079)      $(31,841)       $(1,908)
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------

Loss per share                                                                 $(3.62)        $(2.66)        $(0.17)
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------


Weighted average common shares and equivalents                                 12,175         11,957         11,411
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANICAL STATEMENTS.

                                GUPTA CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)

                                                                                    Year ended December 31,
                                                                           ----------------------------------------
                                                                              1995           1994           1993
                                                                           ----------     ----------     ----------
                                                                                           (Restated)     (Restated)
Cash flows from operating activities:
  Net loss                                                                  $ (44,079)     $ (31,841)     $  (1,908)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                           3,772          3,362          1,842
        Amortization of and adjustments to capitalized software
           development costs                                                    5,580          1,476            841
        Provision for doubtful accounts                                         1,708          2,470            277
        Provision for sales returns and allowances                              5,430          5,778          2,132
        Non-cash restructuring charges                                          2,205              -              -
        Changes in assets and liabilities:
           Accounts receivable                                                 (4,977)        (5,824)       (10,437)
           Inventories                                                          1,096         (1,152)           (35)
           Prepaid expenses and other current assets                              168           (421)        (1,151)
           Accounts payable and accrued liabilities                             2,099          5,413          3,603
           Deferred revenue                                                     6,921          9,618          9,653
           Accrued litigation expense                                          14,328              -              -
           Other liabilities                                                      546           (136)            96
                                                                           ----------     ----------     ----------
              Net cash provided by (used in) operating activities              (5,203)       (11,257)         4,913
                                                                           ----------     ----------     ----------
Cash flows from investing activities:
  Maturities of investments                                                    11,422         71,368         16,808
  Purchases of investments                                                     (6,029)       (59,776)       (42,579)
  Capitalization of software costs                                             (4,033)        (4,484)        (1,880)
  Other assets                                                                   (807)           117            (47)
  Additions to property and equipment                                          (2,652)        (5,983)        (3,665)
                                                                           ----------     ----------     ----------
              Net cash provided by (used in) investing activities              (2,099)         1,242        (31,363)
                                                                           ----------     ----------     ----------
Cash flows from financing activities:
  Repayment of note payable                                                      (305)             -              -
  Proceeds from notes payable                                                  10,000          1,000              -
  Repayment of capital lease obligations                                         (911)          (883)        (1,196)
  Proceeds from issuance of common stock, net                                   1,300          1,126         39,285
                                                                           ----------     ----------     ----------
              Net cash provided by financing activities                        10,084          1,243         38,089
                                                                           ----------     ----------     ----------
Effect of exchange rate changes on cash and cash equivalents                       52            161            (84)
                                                                           ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents                            2,834         (8,611)        11,555
Cash and cash equivalents at beginning of period                                7,031         15,642          4,087
                                                                           ----------     ----------     ----------
Cash and cash equivalents at end of period                                  $   9,865      $   7,031      $  15,642
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------
  Supplemental disclosure of cash flow information
     Cash  paid for income taxes                                            $   1,183      $     274      $     233
     Cash paid for interest                                                       142            138            308


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                GUPTA CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  (DEFICIT)



(IN THOUSANDS)            Series A          Series B          Series C                          Cumulative
                       Preferred Stock   Preferred Stock   Preferred Stock     Common Stock     Translation  (Accumulated
                       ---------------   ---------------   ---------------    ---------------
                       Shares   Amount   Shares   Amount   Shares   Amount    Shares   Amount   Adjustment      Deficit)     Total
                       ------   ------   ------   ------   ------   -------   ------   ------   -----------   -----------   -------
Balances,
 December 31, 1992      1,221   $2,418    1,208   $2,991    1,657   $10,315    4,679     $149         ($338)      ($3,656)  $11,879
  Common stock
    issued upon
    exercise of
    stock options                                                                317      313                                   313
  Preferred stock
    converted to
    common stock       (1,221)  (2,418)  (1,208)  (2,991)  (1,657)  (10,315)   4,086   15,724                                   -
  Common stock
    issued upon
    IPO, net of
    issuance cost                                                              2,380   38,840                                38,840
  Common stock
    issued upon
    exercise of
    stock warrants                                                               122        -             -                    -
  Warrants repurchased                                                             -     (400)                                 (400)
  Employee Stock
    Purchase Plan                                                                 36      525                                   525
  Cumulative
    translation
    adjustment                                                                                          (26)                    (26)
    Net Loss (Restated)                                                                                            (1,908)   (1,908)
                       ------   ------   ------   ------   ------   -------   ------   ------   -----------   -----------   -------

Balances,
    December 31, 1993
    (Restated)                                                                11,620   55,151          (364)       (5,564)   49,223
  Common stock issued
    upon exercise of
    stock options                                                                380      799                                   799
  Employee Stock
    Purchase Plan                                                                 41      327                                   327
  Cumulative
    translation
    adjustment                                                                                          162                     162
    Net Loss (Restated)                                                                                           (31,841)  (31,841)
                       ------   ------   ------   ------   ------   -------   ------   ------   -----------   -----------   -------

Balances,
    December 31, 1994
    (Restated)                                                                12,041   56,277          (202)      (37,405)   18,670
  Common stock issued
    upon exercise of
    stock options                                                                243      397                                   397
  Employee Stock
    Purchase Plan                                                                 98      903                                   903
  Cumulative
    translation
    adjustment                                                                                           52                      52
    Net Loss                                                                                                      (44,079)  (44,079)
                       ------   ------   ------   ------   ------   -------   ------   ------   -----------   -----------   -------
Balances,
    December 31, 1995     -      $ -        -      $ -        -       $ -     12,382  $57,577         ($150)     ($81,484) ($24,057)
                       ------   ------   ------   ------   ------   -------   ------   ------   -----------   -----------   -------
                       ------   ------   ------   ------   ------   -------   ------   ------   -----------   -----------   -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  GUPTA CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BUSINESS AND RISK FACTORS:

Gupta Corporation (the "Company") currently doing business as Centura Software Corporation, develops, markets and supports an integrated set of software solutions for the PC client/server system market.

The Company has experienced significant losses from operations during 1995 and 1994, and as a result its liquidity and capital resources have declined. Management is in the process of implementing measures intended to improve its operating results, including cost-cutting measures, new product introductions and refocused marketing efforts. However, the Company's successful implementation of its plans are subject to certain risks, including competition from larger companies with greater financial resources, its ability to raise additional financing, if needed, its ability to retain key personnel and its ability to successfully develop, produce and market new products. Management feels that the recent measures combined with the introduction of new product has heightened the possibility of the Company achieving profitable operations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION: The Company receives fees from certain resellers (including original equipment manufacturers) under product licensing arrangements. Such fees are recorded as revenue on a sell through basis as reported by the reseller. For licensing agreements with end-users, fees are recognized upon shipment of product, if there are no significant post-delivery obligations and collectibility is probable. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract. When licensing agreements terminate, the Corporation records any licensing fees previously not recognized. Revenue from other services, including training, are recognized as performed.

The Company enters into agreements with certain of its distributors involving boxed product. Revenues from these distributors are recognized when the product is shipped and are reduced by management's estimate of anticipated stock exchanges based on historical experience.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: The Company capitalizes internally generated software development costs and purchased software in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalization of internally generated software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the time when a complete product is available. The Company makes an ongoing assessment of the recoverability of these costs which requires considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Internally generated software development costs capitalized were $2,242,000, $1,655,000,and $1,189,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company capitalized $1,791,000, $1,580,000, and $691,000 of purchased software in 1995, 1994 and 1993, respectively.

Amortization of all capitalized software costs begins when a product is available for general release to customers, and is computed separately for each product as the greater of (a) current gross revenue for a product to the total of current and anticipated gross revenue for the product, or (b) the straight-line method over the remaining estimated economic life of the product, up to three years. Amortization and adjustments are included in cost of revenues in the accompanying consolidated statements of operations and amount to $5,580,000, $1,476,000, and $841,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS: During the first quarter of 1994, the Company adopted the Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." "SFAS No. 115" establishes standards for financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Each investment is classified into one of three categories: held-to-maturity, available-for-sale or trading. Investments which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are recorded at amortized cost.

The Company's investments consist of the following (IN THOUSANDS):

                                         December 31, 1995
                                  --------------------------------
Title of Issue                         Cost        Market Value
- - --------------                    -------------   ----------------
Corporate bonds                      $ 5,407         $ 5,389
Municipal bonds                        3,506           3,512
Other debt securities                  4,645           4,453
Certificates of deposit                  687             687
                                   -------------   ----------------
                                     $14,245         $14,041
                                   -------------   ----------------
                                   -------------   ----------------

The Company has classified all of its securities as held-to-maturity, and accordingly it only liquidates these investments upon their maturity.
Securities which mature during 1996 except those classified as cash equivalents are classified as short-term investments on the accompanying balance sheets, and those with maturities after 1996 are classified as long-term investments on the accompanying balance sheets.

The Company sometimes enters into forward contracts to reduce the risks associated with foreign currency fluctuations on net assets denominated in foreign currencies. At December 31, 1995, the Company had no forward contracts. At December 31, 1994 and 1993, the Company had $1,496,000 and $1.531,000 of
forward contracts denominated in Deutsche Marks and French Francs, respectively. Foreign currency gains (losses) for 1995, 1994 and 1993 under these and similar type contracts were immaterial.

It is not practical to estimate the fair value of the Company's subordinated debt at December 31, 1995 since no quoted market price exists. The carrying value of all other financial instruments approximate their respective fair values.

INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and consist principally of finished goods.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

FOREIGN CURRENCY TRANSACTIONS: The functional currency of each foreign subsidiary is the local currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at a rate that approximates the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency-denominated transactions effected by the Company's U.S. operations are included in other income (expense), net, and were not material in any of the periods presented.

NET LOSS PER SHARE: Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares (using the treasury stock method) have been included in the computation when dilutive. Debentures which are not common stock equivalents are also not included in the calculation of loss per share because their effect is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENT: During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for compensation costs related to stock option plans and other forms of stock based compensation plans as an alternative to the intrinsic value based method of accounting defined under Accounting Principles Board Opinion No. 25. Companies that do not elect the new method of accounting beginning in 1996 will be required to provide pro forma disclosures as if the fair value based method had been applied. The Company anticipates that it will not elect the fair value based method of accounting and will provide pro forma disclosure as required.

During 1995, FASB issued Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The new SFAS is required to be adopted for the first quarter of 1996. The Company has evaluated the impact of SFAS 121 and determined it will not have a significant effect on the consolidated financial position or results of operation when adopted.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.


NOTE 3. BALANCE SHEET DETAIL:

Property and equipment consist of the following (IN THOUSANDS):

                                                       December 31,
                                          ------------------------------------
                                             1995           1994         1993
                                          --------        -------      -------
Computer equipment                        $ 15,882        $15,629      $10,261
Furniture and fixtures                       1,902          1,716        1,007
Leasehold improvements                         476            605          355
                                          --------        -------      -------
                                            18,260         17,950       11,623
Less accumulated depreciation and
amortization                               (12,379)        (9,370)      (6,127)
                                          --------        -------      -------
                                          $  5,881        $ 8,580      $ 5,496
                                          --------        -------      -------
                                          --------        -------      -------

At December 31, 1995, 1994 and 1993 the net book value of equipment and other assets acquired under capital leases included in property and equipment is $114,000, $576,000 and $1,189,000, respectively.

Software development costs capitalized consists of the following (IN THOUSANDS):

                                                       December 31,
                                          ------------------------------------
                                             1995           1994         1993
                                          --------        -------      -------
Internally developed software             $  4,259        $ 4,162      $ 3,574
Purchased software                           2,827          2,271        1,054
                                          --------        -------      -------
                                             7,086          6,433        4,628
Less accumulated amortization               (4,106)        (1,906)      (1,860)
                                          --------        -------      -------
                                          $  2,980        $ 4,527      $ 2,768
                                          --------        -------      -------
                                          --------        -------      -------


Deferred revenue consists of the following (IN THOUSANDS):

                                                       December 31,
                                          ------------------------------------
                                             1995           1994         1993
                                          --------        -------      -------
Deferred product revenue                   $21,166        $17,239       $8,961
Deferred support revenue                     7,634          4,640        3,300
                                          --------        -------      -------
                                           $28,800        $21,879      $12,261
                                          --------        -------      -------
                                          --------        -------      -------


NOTE 4. RESTRUCTURING CHARGES

In December 1995, the Company approved a plan to restructure its operations to meet emerging market opportunities in next-generation client/server computing. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 16% and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge recorded in the fourth quarter of fiscal 1995 related to the restructuring (IN THOUSANDS).


                                                                      Accrued
                            Restructuring          Non-             Balance at
                               Expense          Cash Costs       December 31, 1995
                          -----------------  ----------------  ---------------------
Severance and benefits        $ 1,623             $   --              $ 1,623
Write-off of assets             2,205              2,205                   --
Facility charges                1,029                 --                1,029
Other                             493                 --                  493
                          -----------------  ----------------  ---------------------
     Total                    $ 5,350            $ 2,205              $ 3,145
                          -----------------  ----------------  ---------------------
                          -----------------  ----------------  ---------------------


Severance and related costs represent the reduction of 59 employees on a worldwide basis primarily impacting sales and marketing. Asset charges include a write-off of purchased technology and prepaid license fees associated with discontinued product lines. The facilities charges include early termination costs associated with the closing of certain domestic and international sales offices. Other restructuring costs consist primarily of costs associated with the cancellation of distribution agreements

Substantially all employee and lease termination payments have been paid by June 30, 1996.

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following (IN THOUSANDS):


                                                                             December 31,
                                                        ------------------------------------------------------
                                                             1995              1994               1993
                                                        ---------------   ----------------   -----------------
Subordinated note payable                                  $10,000            $   --              $   --
Other note payable                                             695             1,000                  --
Capital lease obligations                                       32               943               1,363
                                                        ---------------   ----------------   -----------------
                                                            10,727             1,943               1,363
Less: current position                                         397               872                 886
                                                        ---------------   ----------------   -----------------
Long-term debt                                             $10,330            $1,071                $477
                                                        ---------------   ----------------   -----------------
                                                        ---------------   ----------------   -----------------


During the first quarter of 1995 the Company issued a $10,000,000 floating rate convertible subordinated note to Computer Associates International, Inc. ("CA"). The note matures in 1998 and is convertible into common stock at the Company's option on the maturity date with the number of shares based on the market price at the time of conversion. Interest on the note is based on the one-month LIBOR and is payable quarterly. LIBOR rate at December 31, 1995 was 5.8%. The agreement also requires the Company to maintain a minimal market capitalization of $40.0 million commencing on (and including) November 1, 1997, and continuing through the duration of the note. At the Company's option interest payments may be deferred until the principal is due. For the year ended December 31, 1995 the interest on the note was $559,000 and is included in other long-term liabilities.

In December 1994, the Company signed a $1 million promissory note payable with a bank. The note is collateralized by a municipal bond (classified as 4T investments) in the amount of $1.5 million, until certain profitability levels have been achieved, and bears interest at a fixed rate of 10.5% per annum. The note is due in 36 monthly installments of $32,000 through December 1997. The Company must meet certain covenants in connection with this note, with which it was in compliance as of December 31, 1995.

NOTE 6. COMMITMENTS:

At December 31, 1995 future minimum payments required under leases are as follows (IN THOUSANDS):


 1996                             $2,082
 1997                                718
 1998                                152
 1999                                 92
 2000                                 92
                                  ------
                                  $3,136
                                  ------
                                  ------

Rent expense for the years ended December 31, 1995, 1994 and 1993 was approximately, $3,524,000, $2,377,000 and $2,262,000, respectively.


NOTE 7. CAPITAL STOCK:

On February 4, 1993, the Company issued 2,380,000 shares of Common Stock in an initial public offering ("IPO") and simultaneously converted 4,086,408 shares of preferred stock to common stock. Total net proceeds from the offering were approximately $38,840,000.

INCENTIVE STOCK OPTION PLAN: Under the Company's Incentive Stock Option Plan (the Plan), as amended, 5,000,000 shares of common stock have been reserved for issuance to eligible employees, directors and consultants. Under the Plan, incentive stock options or nonstatutory stock options may be granted at prices not less than fair market value of the Company's common stock at the date of grant (85% for nonstatutory options). The options generally vest over a four year period, beginning one year after the date of grant. Unexercised options expire one to three months after termination of employment with the Company.

Activity under the Plan is set forth below (IN THOUSANDS, EXCEPT PER SHARE
DATA):

                                                             Options
                                      -----------------------------------------------------------
                                           Shares             Shares           Price Per Share
                                          Available         Outstanding
                                      -----------------   ---------------   ---------------------
Balances, December 31, 1992                  751              1,961                 $.10-$9.50
Options granted                             (597)               597              $10.75-$30.25
Options exercised                             --               (317)               $0.10-$5.50
Options canceled                             152               (152)              $0.50-$22.50
                                      -----------------   ---------------
Balances, December 31, 1993                  306              2,089                $.25-$30.25
Shares authorized                          1,000                 --
Options granted                           (1,819)             1,819              $10.75-$27.25
Options exercised                             --               (380)               $.25-$11.00
Options canceled                           1,195             (1,195)              $1.25-$30.25
                                      -----------------   ---------------
Balances, December 31, 1994                  682              2,333                $.25-$27.25
Shares authorized                          1,000                 --
Options granted                           (3,606)             3,606             $6.625-$13.125
Options exercised                             --               (243)              $0.50-$10.75
Options canceled                           2,163             (2,163)              $0.50-$20.00
                                      -----------------   ---------------
Balances, December 31, 1995                  239              3,533              $0.25 - $9.00
                                      -----------------   ---------------
                                      -----------------   ---------------

Options to purchase 801,248 shares of common stock were exercisable at December 31, 1995.

DIRECTORS' STOCK OPTION PLAN: Under the 1992 Directors' Stock Option Plan, 100,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. The Plan provides that each new non-employee director initially will be granted a nonstatutory stock option to purchase 20,000 shares of common stock. Thereafter, on each anniversary of the effective date of the Plan, each non-employee director may be granted an additional option to purchase 5,000 shares of common stock if the director served on the Board for at least six months. The options are generally exercisable over a four-year period, beginning one year after the date of grant. Options under the Plan are granted at a price equal to the fair market value of the Company's common stock on the date of grant. Options granted under the Plan have a term of ten years. No options were granted under the Plan in 1993. 20,000 options were granted in 1994, and none were granted in 1995.

Under the 1995 Directors' Stock Option Plan, 200,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. The Plan provides that each outside Director will be automatically granted a non-statutory stock option to purchase 25,000 shares of common stock on the later of the following events occurring: (a) the effective date of the plan, or
(b) the date on which such person first becomes a non-employee Director, provided that such Director agrees to cancel all option granted to such Director from the Company's 1992 Director's Stock Option Plan, other than the initial 20,000 shares granted to the Director under such plan. The options are exercisable over four years in installments of 25% on the anniversary of each of the four years. Options under the grant are granted at a price equal to the fair market value of the Company's common stock on the date of the grant. Options granted under the Plan have a term of ten years. 125,000 options were granted in 1995 under the Plan.

EMPLOYEE STOCK PURCHASE PLAN: Under the 1992 Employee Stock Purchase Plan (the
Plan), 300,000 shares of common stock have been reserved for issuance to eligible employees. The Plan permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. The Plan became effective upon the Company's initial public offering and 37,841, 81,186 and 88,599 purchase rights were issued in 1993, 1994 and 1995, respectively.

WARRANTS: Warrants to purchase 189,623 shares of common stock were outstanding prior to the Company's initial public offering. Concurrent with the IPO, the Company repurchased 25,000 warrants for cash, and the holders of 164,623 warrants exercised their warrants on a net exercise basis in exchange for 122,450 shares of common stock.

REPRICING: In 1995 holders of stock options were given the opportunity to exchange previously granted stock options for new stock options exercisable at $9.00 per share, the fair market value of common stock on the date of the exchange. During 1994, holders of stock options were given the opportunity to exchange previously granted stock options for new stock options exercisable at $10.75 per share, the fair market value of common stock on the date of the exchange. The remaining original terms of the stock options were not changed. Options to purchase 882,750 and 904,100 shares of common stock were exchanged in 1994 and 1995 repricing, respectively.

SHARES RESERVED FOR FUTURE ISSUANCE: The following table summarizes shares of common stock reserved for future issuance as of December 31, 1995 (IN THOUSANDS):

Incentive stock option plan                  239
Directors' stock option plan                 155
Employee stock purchase plan                  92
                                        ----------
                                             486
                                        ----------
                                        ----------

SHAREHOLDER RIGHTS PLAN: In August 1994, the Company adopted a Shareholder Rights Plan pursuant to which one Preferred Share Purchase "Right"' was distributed for each outstanding share of common stock. Each Right entitles shareholders to purchase a fraction of a share of Preferred Stock at an exercise price of $60.00 upon certain events. The Rights expire on August 3, 2004, unless earlier redeemed by the Company.

The Rights become exercisable if a person acquires 15% or more of the Company's common stock or announces a tender offer that would result in such person owning 15% or more of the Company's common stock. If the Rights become exercisable, the holder of each Right (other than the person whose acquisition triggered the exercisability of the Rights) will be entitled to purchase, at the Right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the exercise price. In addition, if the Company were to be acquired in a merger or the Company sells more than 50% of its assets or earning power, each Right will entitle its holder to purchase, at the Right's then current exercise price, common stock of the acquiring company having a market value of twice the exercise price. The Rights are redeemable by the Company at a price of $.01 per Right at any time within ten days after a person has acquired 15% or more of the Company's common stock.

NOTE 8. INCOME TAXES:

Domestic and foreign income before taxes, and details of the income tax provision consist of the following (IN THOUSANDS):


                                                        Year End December 31
                                              ------------------------------------------
                                                  1995           1994           1993
                                              ------------   ------------   ------------
                                                             (Restated)     (Restated)

Operating income (loss):
   Domestic                                    ($41,096)      ($34,787)      ($18,296)
   Foreign                                       (1,897)         1,806         16,438
                                              ------------   ------------   ------------
                                               ($42,993)      ($32,981)       ($1,858)
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------
Income Tax Provision:
Current:
   Federal                                    $      --        $    --         $   90
   State                                             --             --             --
   Foreign                                        1,073            217            669
                                              ------------   ------------   ------------
                                              $   1,073        $   217         $  759
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------


The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are primarily the result of foreign withholding taxes.

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consisted of the following (IN THOUSANDS):


                                                        Year End December 31
                                              ------------------------------------------
                                                  1995           1994           1993
                                              ------------   ------------   ------------
                                                             (Restated)     (Restated)

Deferred tax assets:
  Net operating losses                          $13,627        $ 9,001        $   219
  Nondeductible reserves                          5,499          1,439            781
  Credit carryforwards                            2,700          2,468          1,185
  Deferred revenue                                9,760          6,919          3,744
  Depreciation                                      427             --             --
                                              ------------   ------------   ------------
    Gross deferred tax asset                     32,013         19,827          5,929


Less:  valuation allowance                      (31,785)       (18,971)        (5,389)
                                              ------------   ------------   ------------
    Net deferred tax asset                          228            856            540
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------

Deferred tax liabilities:
  Software capitalization                     $    (228)     $    (856)     $    (540)
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------


As of December 31, 1995, the Company had net operating loss carryforwards of approximately $37.5 million available to offset future federal taxable income and $12.0 million available to offset future state taxes, which expire through 2010. The availability and timing of these carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 1995, 1994, and 1993, the Company fully reserved its deferred tax assets due to the existence of sufficient uncertainty with respect to its ability to realize the deferred tax assets.

NOTE 9. SEGMENT INFORMATION:

The Company participates in one industry segment: the development and marketing of computer software and related services. No one customer has accounted for more than 10% of consolidated annual revenues. The following table presents a summary of operations by geographic region (IN THOUSANDS):


Year ended December 31, 1993:        NORTH AMERICA        EUROPE        REST OF WORLD         TOTAL
                                    -----------------   ------------   -----------------   -------------
   Total revenues                       $21,480          $22,431             $3,564          $47,475
                                    -----------------   ------------   -----------------   -------------
   Operating income(loss)               (18,296)          13,828              2,610           (1,858)
                                    -----------------   ------------   -----------------   -------------
   Identifiable assets                   66,371            6,001                 --           72,372
                                    -----------------   ------------   -----------------   -------------

Year ended December 31, 1994:
                                    -----------------   ------------   -----------------   -------------
   Total revenues                       $24,933          $24,065             $7,534          $56,532
                                    -----------------   ------------   -----------------   -------------
   Operating income(loss)               (34,076)            (492)             1,587          (32,981)
                                    -----------------   ------------   -----------------   -------------
   Identifiable assets                   52,259            5,494                408           58,161
                                    -----------------   ------------   -----------------   -------------

Year ended December 31, 1995:
                                    -----------------   ------------   -----------------   -------------
   Total revenues                       $25,644          $28,679            $11,391          $65,714
                                    -----------------   ------------   -----------------   -------------
   Operating income(loss)               (41,096)          (4,061)             2,164          (42,993)
                                    -----------------   ------------   -----------------   -------------
   Identifiable assets                   40,482            7,124                498           48,104
                                    -----------------   ------------   -----------------   -------------


Revenues have been allocated to geographic regions based primarily upon destination of product shipment. Operating income (loss) represents total revenue less operating expenses. In computing operating income (loss), all general corporate expenses have been allocated to North American operations, and cost of product revenues have been allocated based upon revenues attributable to each region.


NOTE 10. EMPLOYEE BENEFIT PLAN:

The Company has a Savings Plan (the "Plan") as allowed under Section 401(k) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and a number of investment options. The Plan allows for contributions by the Company as determined annually by the Board of Directors. The Company has not contributed to the Plan since its inception.


NOTE 11. RELATED PARTY TRANSACTIONS:

In August 1992, the Company and Novell, which owns 8.39% of the Company's common stock at December 31, 1995, entered into a reseller agreement under which the Company agreed to pay Novell commissions and trademark license fees on certain sales on a quarterly basis. In 1993, this agreement was extended until September 1996. The commissions and fees prepaid under this agreement at December 31,1994 and 1993 were $666,000 and $625,000, respectively. Amounts accrued at December 31, 1993 were $750,000 and there were no outstanding balances at December 31, 1995 and 1994. In the fourth quarter of 1995, the Company as a result of the restructuring plan, wrote off the remaining prepaid balance of $338,000, which is included in restructuring charges described in Note 4. The amounts expensed during the years ended December 31, 1995, 1994 and 1993 were approximately $666,000, $209,000 and
$702,000, respectively.

The Company recognized revenue of $2,450,000 during 1995 from CA, the holder of the floating rate subordinated convertible debenture.

The Company has the option to acquire 100% of the outstanding stock of one of its independent foreign distributors, using a purchase price formula based on net profits and revenues. At December 31, 1995 and 1994 the Company had no outstanding receivables from this distributor. The Company recognized revenue of $2,007,000 for 1995, from this distributor.

NOTE 12. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS:

In 1993 and 1994 certain OEM and other resellers ("resellers") entered into arrangements with the Company whereby they agreed to make non-refundable prepayments for the cost of license fees that would result from their subsequent resale of the Company's software products. The previously issued financial statements for 1993 and 1994 reported revenue for such arrangements as the resellers entered into those agreements, delivered the current product master or first copy of the software and collection was deemed probable. Following a review of contractual terms of product licensing arrangements originating in 1993 and thereafter and related business practices, it was determined that the revenue recognition methods on such contracts should be revised to report revenue on a sell through basis, so as to reflect the actual price and versions of software products ultimately licensed under the agreements. The Company continues to recognize revenue from sale of finished (boxed) products to distributors at the time of shipment net of amount estimated for those distributors rights of return. This restatement effected the previously reported net income(loss) as follows (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                               1994          1993
                                                               ----          ----
Net income(loss) previously reported                        ($23,873)       $5,632
Adjustments:
   Product revenues                                           (7,966)       (8,658)
   Provision for income taxes                                     57         1,118
   Foreign currency loss                                         (59)           --
                                                           -----------   ------------

Net loss, as restated                                       ($31,841)      ($1,908)
                                                           -----------   ------------
                                                           -----------   ------------

Net income (loss) per share, as previously reported           ($2.00)        $0.44
Adjustment                                                       .66          (.61)
                                                           -----------   ------------
   Net loss per share, as restated                            ($2.66)       ($0.17)
                                                           -----------   ------------
                                                           -----------   ------------


NOTE 13. SUBSEQUENT EVENTS:

On May 2, 1994, a lawsuit was filed against the Company and certain of its officers and directors, by a holder of the Company's common stock, on his own behalf and purportedly on behalf of a class of others similarly situated. The lawsuit was subsequently amended, and alleged that the Company made false and misleading statements and failed to disclose material information relating to existing business conditions and the Company's prospects and that officers and directors violated the insider trading laws. The plaintiff was seeking damages of an unstated amount.

       The Company reached an agreement in principle with plaintiff counsel in this lawsuit. Under the terms of the settlement agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. $2 million of the cash contribution to the settlement fund will be paid by the Company's directors and officers' liability insurer. As a result of the settlement, shares outstanding will increase by approximately

15% based on the settlement price. The 1995 financial statements include a charge of $12.3 million included in litigation expense as a result of the agreement in principle.

                                                                     Schedule II
                                  GUPTA CORPORATION

                          VALUATION AND QUALIFYING ACCOUNTS




(amounts in thousands)                                      Balance at       Additions                       Balance at
                                                            Begining of      Charged to                        End of
           Description                                       the Year         Expenses       Write-Offs       the Year
           ---------------------------------------------   -------------    ------------    ------------    ------------

  1993     Allowance for doubtful accounts                        $230            $277            ($318)          $189
           Reserve for stock rotations                             500           1,270           (1,395)           375
           Reserve for sales returns & allowances                  200             862             (702)           360
                                                            -------------    ------------    ------------    ------------
                                                                  $930          $2,409          ($2,415)          $924
                                                            -------------    ------------    ------------    ------------
                                                            -------------    ------------    ------------    ------------


  1994     Allowance for doubtful accounts                        $189          $2,470          ($1,652)        $1,007
           Reserve for stock rotations                             375           4,403           (3,936)           842
           Reserve for sales returns & allowances                  360           1,375             (693)         1,042
                                                            -------------    ------------    ------------    ------------
                                                                  $924          $8,248          ($6,281)        $2,891
                                                            -------------    ------------    ------------    ------------
                                                            -------------    ------------    ------------    ------------


  1995     Allowance for doubtful accounts                      $1,007          $1,708          ($1,186)        $1,529
           Reserve for stock rotations                             842           3,585           (3,723)           704
           Reserve for sales returns & allowances                1,042           1,845           (1,645)         1,242
                                                            -------------    ------------    ------------    ------------
                                                                $2,891          $7,138          ($6,554)        $3,475
                                                            -------------    ------------    ------------    ------------
                                                            -------------    ------------    ------------    ------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company makes reference to its report on From 8-K as filed with the Commission on October 11, 1995, as amended by the Form 8-K/A (Amendment No. 1) as filed with the Commission on October 26, 1995 (the "Form 8-K/A"), in which the Company reported that effective October 4, 1995, Arthur Andersen LLP ("Arthur Andersen") resigned as independent accountants to audit the financial statements of the Company for the 1995 fiscal year. The Form 8-K/A also describes the Company's disagreement with Arthur Andersen regarding the Company's restatement of its financial results for its quarter ended March 31, 1994.

     The Company also makes reference to its report on Form 8-K as filed with the Commission on January 11, 1996, in which the Company reported that subsequent to Arthur Andersen's resignation, the Company received a letter from Arthur Andersen dated January 2, 1996 (the "January Letter"), in which Arthur Andersen advised the Company that it had concluded that it was no longer willing to rely on management's representations made in connection with Arthur Andersen's audits of the Company's December 31, 1993 and December 31, 1994 financial statements and therefore had withdrawn its reports dated January 14, 1994 and January 23, 1995, issued with respect to the Company's December 31, 1993 and December 31, 1994 financial statements, respectively. A copy of the January Letter was filed as Exhibit 16.4 to the January 11, 1996 Form 8-K. The Company informed the Securities and Exchange Commission that Arthur Andersen did not inform the Company either prior or subsequent to its resignation, except in the context of the January Letter, that it was no longer able to rely on management's representations made in connection with the above-referenced audits, and that in accordance with instruction 5 to Item 304 of Regulation S-K, the Company believed that no reportable event occurred within the meaning of
Item 304(a)(1)(v) of Regulation S-K. Furthermore, the Company believes that the opinion of Arthur Andersen contained in the January Letter is unfounded.

     During the two most recent fiscal years and subsequent interim periods prior to October 4, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events, except the Company's disagreement with Arthur Andersen regarding the Company's restatement of its financial results for the quarter ended March 31, 1994, as described in the Form 8K/A. The reports of Arthur Andersen LLP on the financial statements of the Registrant for the years ended December 31, 1993 and December 31, 1994 contained no adverse opinion or other disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     Effective January 2, 1996, the Board of Directors of the Company engaged the accounting firm of Price Waterhouse LLP ("Price Waterhouse") as independent accountants to audit the Company's financial statements for the fiscal years ended December 31, 1993, December 31, 1994, and December 31, 1995.

     The Company has not consulted with the independent accounting and audit group at Price Waterhouse LLP responsible for performing future independent accounting work during the preceding two years or subsequent interim periods through September 31, 1995 on (i) either the application of accounting principles or type of opinion Price Waterhouse might issue on the Company's financial statements or (ii) the Company's disagreement with Arthur Andersen regarding the Company's restatement of its financial results for its quarter ended March 31, 1994 as described in the Form 8-K/A. Through its outside litigation counsel the Company previously engaged the Dispute Analysis and Corporate Recovery Consulting Unit of Price Waterhouse as litigation consultants and to provide expert witness testimony in connection with the securities class action litigation filed against the Company and various of its officers and directors in May 1994, as described in the Form 8-K dated January 11, 1996.

     The Company requested Arthur Andersen to furnish a letter addressed to the SEC stating whether Arthur Andersen LLP agrees with the above statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company required by this item is contained in Item 1 of Part I "Directors of Registrant". Information regarding executive officers of the Company required by this item is contained in Item 1 of Part I of this report under Business - "Executive Officers of Registrant."

     Section 16 (a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and holders of more than ten percent of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, the Company's officers, directors and holders of more than ten percent of the Company's Common Stock complied with all applicable Section 16 (a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

                      REPORT OF THE COMPENSATION COMMITTEE
GENERAL

     The Company's executive compensation policies are determined by the Compensation Committee of the Board of Directors. The Compensation Committee (the "Committee") is composed of two nonemployee directors. The Chairman of the Board of Directors served on the Committee during the formative years of the Company, but resigned his membership on the Committee during 1993.

     The objective of the Company's executive compensation program is to align executive compensation with the Company's business objectives and performance, and to enable the Company to attract, retain and reward executives who contribute to the long-term business success of the Company. The Company's executive compensation program is based on the same four basic principles that guide compensation decisions for all employees of the Company:

- - -    The Company compensates for demonstrated and sustained performance.

- - -    The Company compensates competitively.

- - -    The Company strives for equity and fairness in the administration of compensation.

- - -    The Company believes that each employee should understand how his or her compensation is determined.


     The Company believes in compensating its executives for demonstrated and sustained levels of performance in their individual jobs. The achievement of higher levels of performance and contribution are rewarded by higher levels of compensation. In order to ensure that it compensates its executives competitively, the Company regularly compares its compensation practices to those of other companies of comparable size within similar industries. Through the use of independent compensation surveys and analysis, employee compensation training, and periodic pay reviews, the Company strives to ensure that compensation is administered equitably and fairly and that a balance is maintained between how executives are paid relative to other employees and relative to executives with similar responsibilities in comparable companies.

     The Committee meets at least twice annually: once late in the year to establish the compensation program for the next fiscal year and once, mid-year, to evaluate how effectively the program is meeting its objectives.
Additionally, the Committee may hold special meetings to approve the compensation program of a newly hired executive or an executive whose scope of responsibility has significantly changed. Each year, the Committee meets with the CEO and the Director, Human Resources regarding executive compensation projections for the next three years and proposals for executive compensation for the next operating year. Compensation plans are based on compensation surveys and assessments as to the demonstrated and sustained performance of the individual executives. The Committee then independently reviews the performance of the CEO and the Company, and develops the annual compensation plan for the CEO based on competitive compensation data and the Committee's evaluation of the CEO's demonstrated and sustained performance and its expectation as to his future contributions in leading the Company. The Committee presents for adoption its findings on the compensation of each individual executive at a subsequent meeting of the full Board of Directors.

COMPENSATION OF EXECUTIVE OFFICERS

     During 1995, the Company's executive compensation program was comprised of the following key components:

     BASE SALARY. The Company sets the base salaries of its executives at the levels of comparably sized companies engaged in similar industries.

     CASH-BASED INCENTIVES. The Company's executives participate in a cash incentive program. The program includes all of the Company's executives and is contingent on the achievement of specific Company-wide goals in the areas of customer satisfaction, operating profit, revenue performance, asset management and the achievement of specific individual performance goals that are measured objectively, as well as individual performance goals that are measured subjectively. Participants in this program include the CEO and vice presidents. The Company's cash incentives are structured so that the total of base salary and cash incentives when taken together, will compensate executives at market levels when company-wide and individual goals are achieved. The cash incentive elements are sensitive to performance achievement versus plan, and payment of these cash bonuses ranges from no bonus payment when performance is below established targets, to bonus amounts somewhat above market levels when performance targets are exceeded.

     EQUITY-BASED INCENTIVES. Stock options are an important component of the total compensation of executives, and are designed to align the interests of each executive with those of the shareholders. Each year the Committee considers the grant to executives of stock option awards under the Company's 1986 Incentive Stock Option Plan and 1995 Stock Option Plan. The Committee believes that stock options provide added incentive for the executives to influence the strategic direction of the Company, and to create and increase value for customers, shareholders and employees. The option grants typically utilize four-year vesting periods to encourage executives to continue contributing to the Company. The number of stock option shares that are granted to individual executives is, in part, based on independent survey data reflecting competitive stock option practices.

     The CEO's base salary for 1995 was established by the Committee at levels somewhat comparably to the base salaries of comparably sized companies engaged in similar industries.

REPORT ON REPRICED OPTIONS

     In June 1994 and July 1995, the Committee determined that it was in the best interests of the Company to offer to reprice the then-existing stock option grants of the Company with exercise prices in excess of the then-current fair market value of the Company's Common Stock. Excluded from the repricing actions were the CEO and two senior vice presidents.

     The objectives of the Company's Stock Option Plans (the "Stock Option Plan") are to promote the interests of the Company by providing employees and certain consultants or independent contractors an incentive to acquire a proprietary interest in the Company and to continue to render services to the Company. It was the view of the Committee that stock options with exercise prices substantially above the current market price of the Company's Common Stock were viewed negatively by most employees of the Company, and provided little, if any, equity incentive to the optionees. The Committee thus concluded that such option grants seriously undermined the specific objectives of the Stock Option Plan and should properly be repriced. In making this decision, the Committee also considered the fairness of such a determination in relation to other shareholders. In the opinion of the Committee, the shareholders' long-term best interests were clearly served by the retention and motivation of optionees.

     In this context, the Committee decided that effective June 14, 1994 and July 27, 1995 (the "Grant Date") all Company employees (except executive officers) holding stock options with exercise prices in excess of the fair market value of the Company's Common Stock could receive a one-for-one repricing of their then-existing unexercised stock options with a new exercise price set at $10.75 per share, the fair market value of the Company's Common Stock on the first Grant Date (June 14, 1994). The second repricing allowed employees to receive a one-for-one repricing of their then-existing unexercised stock options with a new exercise price set at $9.00 per share, the fair market value of the Company's Common Stock on the second Grant Date (July 27, 1995). On January 5, 1996 the Company completed a repricing through a one-for-one stock option exchange of unvested stock options for all employees.

     None of the Company's non-employee members of the Board of Directors received any repriced stock options. It is the opinion of the Committee that this program succeeded in its objectives of building employee morale and providing new incentives for the Company's employees and management.


                                        COMPENSATION COMMITTEE

                                        William Grabe
                                        Anthony Sun

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Directors Grabe and Sun comprised the Compensation Committee of the Board of Directors during 1995. None of these persons has ever been an officer or employee of the Company or any of its subsidiaries, nor were there any compensation committee interlocks or other relationships during 1995 requiring disclosure under item 402(j) of Regulation S-K of the Securities and Exchange Commission.

                       COMPENSATION OF EXECUTIVE OFFICERS

     The table on the next page shows the compensation received by (a) the individuals who served as the Company's Chief Executive Officer during 1995; (b) the four other most highly compensated individuals who were serving as executive officers of the Company at the fiscal year ended December 31, 1995; and (c) the compensation received by each such individual for the Company's two preceding fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term      All Other
                                                                          Other Annual    Compensation     Compensa
                                                 Salary         Bonus     Compensation       Awards          -tion
Name and Principal Position         Year         ($)(1)         ($)(2)       ($)(3)       Stock Options      ($)(4)
- - ---------------------------         ----         ------         ------       ------       -------------      ------
Samuel M. Inman                     1995        182,693        112,500             --        479,999             --
  President and Chief Executive     1994             --             --             --             --             --
  Officer (Principle Executive      1993             --             --             --             --             --
  Officer)

Umang P. Gupta                      1995        211,250             --             --        200,000            537
  Chairman and Founder              1994        200,000             --             --             --            522
                                    1993        178,000         75,000             --             --          1,016

Richard J. Heaps                    1995        140,114         47,500             --         20,000            189
 Senior Vice President, Business    1994        125,908         13,000             --         40,000            155
 Development and General Counsel    1993        107,022          6,249         17,939             --             61

Earl M. Stahl                       1995        154,167          9,000             --         85,000            205
  Senior Vice President,            1994        134,750         23,500             --         40,000            184
  Engineering and                   1993        119,587          9,600             --             --             48
  Chief Technical Officer

John G. McAughtry                   1995        130,000         15,000         59,067         50,000            307
  Vice President,  Asia/Pacific     1994        125,000         62,100         66,780             --            328
  and Latin American Operations     1993             --                        22,115             --            174



(1)  Includes amounts deferred under the Company's 401(k) plan.
(2) Includes bonus earned in the indicated year and paid in the subsequent year. Excludes bonuses paid in the indicated year but earned in the preceding year.
(3) Comprised of commissions paid to Mr. McAughtry in 1993, 1994 and 1995 and to Mr. Heaps in 1993.
(4) Comprised of premiums paid by the Company under the Company's group term life insurance policy.

STOCK OPTION GRANTS IN 1995

     The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to grants of options to purchase Common Stock of the Company made in 1995 and the value of all options held by such executive officers on December 31, 1995.



                                   INDIVIDUAL GRANTS
          ---------------------------------------------------------------------------

                                                                                                              POTENTIAL REALIZABLE
                                                                                                                VALUE AT ASSUMED
                                                                                                                 ANNUAL RATES OF
                                                % OF TOTAL                                                         STOCK PRICE
                                                  OPTIONS                                                       APPRECIATION FOR
                              OPTIONS           GRANTED TO          EXERCISE OR                                  OPTION TERM(2)
                              GRANTED          EMPLOYEES IN         BASE PRICE              EXPIRATION           --------------
NAME                         (SHARES)(1)        FISCAL YEAR         (PER SHARE)                DATE              5%           10%
- - --------------------         -----------        -----------         -----------                ----             ----         ----

Umang P. Gupta               200,000 (3)            12%                10.75                  4/3/05        1,352,123    3,426,546

Samuel M. Inman              239,999 (4)            14%                 5.9375               4/10/05        1,547,074    3,920,590
                             240,000 (4)            14%                 5.9375              12/14/05          999,942    2,534,051

Earl Stahl                    40,000 (6)             2%                10.75                 3/14/05          270,425      685,309
                              45,000 (6)             3%                 6.6250              12/14/05          187,489      475,134

Richard J. Heaps              20,000 (5)             1%                 9.00                 7/14/05          113,201      286,874

John McAughtry                10,000 (7)             1%                 9.00                 1/16/05           56,601      143,437
                              53,000 (7)             3%                 6.6250              12/14/05          220,821      559,603


(1) All options were granted pursuant to the Company's 1995 Stock Option Plan. No stock appreciation rights (SARs) were granted during 1995. The Company granted options to employees for an aggregate of 1,713,699 shares of Common Stock during 1995.

(2) Potential realizable values are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual realized gains, if any, on stock option exercises are dependent on future performance of the Company's Common Stock, as well as the optionee's continued employment through the vesting period.

(3) Granted April 3, 1995. Exercisable at the rate of 25% of the shares subject to the option on each yearly anniversary of the date of grant.

(4) Granted April 3, 1995 and December 14, 1995, respectively. The April 3, 1995 option is exercisable at the rate of 12,000 shares per quarter commencing July 1, 1995, and of which 48,000 shares will be considered by the Board for certain accelerated vesting on the basis of Mr. Inman's job performance. The December 14, 1995 option is exercisable at the rate of 25% of the shares subject to the option on the first yearly anniversary of the date of grant and thereafter at the rate of 1/48th of such shares on each monthly anniversary of the date of grant.

(5) Granted July 14, 1995. Each option is exercisable at the rate of 25% of the shares subject to such option on the first yearly anniversary of the date of grant and thereafter at the rate of 1/48th of such shares on each monthly anniversary of the date of grant.

(6) Granted March 14, 1995 and December 14, 1995, respectively. The March 14, 1995 option is exercisable at the rate of 25% of the shares subject to the option on each yearly anniversary of the date of grant. The December 14, 1995 option is exercisable at the rate of 25% of the shares subject to the option on the first yearly anniversary of the date of grant and thereafter at the rate of 1/48th of such shares on each monthly anniversary of the date of grant.

(7) Granted January 16, 1995 and December 14, 1995, respectively. Each option is exercisable at the rate of 25% of the shares subject to such option on the first yearly anniversary of the date of grant and thereafter at the rate of 1/48th of such shares on each monthly anniversary of the date of grant.

                       AGGREGATED OPTION EXERCISES IN 1995
                           AND YEAR-END OPTION VALUES

     The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to exercises in 1995 of options to purchase Common Stock of the Company.

                                                            VALUE OF UNEXERCISED
                                               NUMBER OF        IN-THE-MONEY
                                          UNEXERCISED OPTIONS    OPTIONS AT
                    SHARES                    AT 12/31/95         12/31/95
                  ACQUIRED ON    VALUE       (EXERCISABLE/      (EXERCISABLE/
     NAME          EXERCISE   REALIZED(1)  UNEXERCISABLE)(2)  UNEXERCISABLE)(3)

- - ----------------- ----------- -----------  -----------------  -----------------

Umang P. Gupta        --          --              --                 --

Samuel M. Inman       --          --              --                 --

Richard J. Heaps      --          --              --                 --

Earl Stahl           5,000      $42,500     43,542/116,458     $81,069/$15,181

John McAughtry        --          --              --                 --

________________
(1) Value realized is calculated based on the closing price of the Company's Common Stock as reported in the NASDAQ National Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.
(2)  No stock appreciation rights (SARs) were outstanding during 1995.
(3) Based on the closing price of the Company's Common Stock as reported on the NASDAQ National Market on December 29, 1995 of $5 1/8 per share minus the exercise price of the options.

     The following table provides information regarding the repricing of certain options held by the Company's executive officers during the last fiscal year.

                                OPTION REPRICINGS

                                           NUMBER OF    MARKET     EX. PRICE        NEW     EXPIRATION
                                DATE OF     SHARES     PRICE AT    AT TIME OF    EXERCISE    DATE OF
EMPLOYEE            TITLE      REPRICING   UND. REP.   REPRICING   REPRICING       PRICE   ORIG. OPTION
- - --------            -----      ---------   ---------   ---------   ---------       -----   ------------
Robert Bramley   VP Tech. Ser.   6/14/94      10,000      $10.75      $16.88      $10.75       12/17/03
                                 7/27/95      10,000       $9.00      $10.75       $9.00       12/17/03

Rich Heaps       Sr. VP Gen Cn.  7/27/95      40,000       $9.00      $10.75       $9.00        6/14/04

Michael Keddington VP NA Sales   7/27/95      80,000       $9.00       $9.75       $9.00        7/14/05

John McAughtry   VP APLA         6/14/94      30,000      $10.75      $20.00      $10.75        7/21/03
                                 6/14/94      10,000      $10.75      $16.88      $10.75       12/17/03
                                 7/27/95      30,000       $9.00      $10.75       $9.00        7/21/03
                                 7/27/95      10,000       $9.00      $10.75       $9.00       12/17/03

Helmut Wilke     VP Eur. Ops.    6/14/94      10,000      $10.75      $16.88      $10.75       12/17/03
                                 7/27/95      10,000       $9.00      $10.75       $9.00       12/17/03
                                 7/27/95      40,000       $9.00      $10.75       $9.00        6/14/04

     PERFORMANCE GRAPH

     The following graph summarizes cumulative total shareholder return data (assuming reinvestment of dividends) for the period since the Company's stock was first registered under Section 12 of the Securities Exchange Act of 1934 (February 4, 1993). The graph assumes that $100 was invested (i) on February 4, 1993 in the Common Stock of Gupta Corporation at a price per share of $18.00, the price at which such stock was first offered to the public on that date,
(ii) on January 31, 1993 in the Standard & Poor's 500 Stock Index and (iii) on January 31, 1993 in the S&P High Technology Composite Index. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                 COMPARISON OF 34 MONTH CUMLATIVE TOTAL RETURN*
                     AMONG GUPTA CORPORATION, THE S&P INDEX
                      AND THE S&P HIGH TECH COMPOSITE INDEX


                                     [GRAPH]

* $100 Invested on 2/4/93 in stock or on 1/31/93 in Index - Including reinvestment of Dividends.
   Fiscal year ending December 31.


                                         2/4/93   6/30/93   12/31/93  6/30/94   12/31/94  6/30/95   12/31/95
                                         ------   -------   --------  -------   --------  -------   --------
Gupta Corporation. . . . . . . . . . . . .100        97       109        51        63        54        28

Standard & Poor's 500 Index. . . . . . . .100       104       109       105       111       133       152

S & P High Technology Composite Index. . .100       107       117       116       137       189       197

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth the beneficial ownership of the Company's Common Stock as of June 30, 1996 as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all directors and executive officers as a group.


                                                         SHARES BENEFICIALLY
         5% SHAREHOLDERS, DIRECTORS,                           OWNED (1)
          NAMED EXECUTIVE OFFICERS,                            ---------
AND DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP        NUMBER (2)     PERCENT OF TOTAL
- - -----------------------------------------------        ----------     ----------------
Novell, Inc. (3) . . . . . . . . . . . . . . . . .      1,057,500         8.39%
  2180 Fortune Drive
  San Jose, CA 95131

Umang P. Gupta . . . . . . . . . . . . . . . . . .      2,199,774        17.21%

D. Bruce Scott (4) . . . . . . . . . . . . . . . .        619,401         4.91%

Anthony Sun (5). . . . . . . . . . . . . . . . . .        502,112         3.98%

Kanwal S. Rekhi (6). . . . . . . . . . . . . . . .         27,917         *

William O. Grabe (7) . . . . . . . . . . . . . . .         33,750         *

Max D. Hopper. . . . . . . . . . . . . . . . . . .          6,250         *

Samuel M. Inman (8). . . . . . . . . . . . . . . .         95,000         *

Richard J. Heaps . . . . . . . . . . . . . . . . .         58,346         *

Earl Stahl . . . . . . . . . . . . . . . . . . . .         75,209         *

Helmut  G. Wilke . . . . . . . . . . . . . . . . .         70,204         *

John McAughtry . . . . . . . . . . . . . . . . . .         33,750         *

All directors and executive officers as group. . .      3,746,505        28.38%
(14 persons)
(3)(5)(6)(7)(8)(9)



*    Less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) Includes with respect to each named person the following shares subject to stock options exercisable within 60 days of June 30, 1996: Mr. Gupta - 181,666; Mr. Scott - 6,250; Mr. Sun - 27,917; Mr. Rekhi - 27,917; Mr. Grabe
     - 33,750; Mr. Hopper - 6,250; Mr. Inman - 80,000; Mr. Heaps - 40,973; Mr.
     Stahl - 70,209; Mr. McAughtry - 33,750; Mr. Wilke - 68,403.

(3) Novell, Inc. and the Company are parties to a marketing agreement to promote the sale of the Company's products through Novell's authorized resellers. See Note 11 of Notes.

(4) Includes 6,000 shares held for the benefit of Mr. Scott's children. Excludes 4,500 shares held by members of Mr. Scott's family, as to which Mr. Scott disclaims beneficial ownership. Excludes 477,758 shares transferred to Mr. Scott's ex-wife pursuant to a final divorce decree dated March 1, 1996, as to which Mr. Scott disclaims beneficial ownership. Mr. Scott resigned his position as an executive officer in April 1995 and has been on leave from the Company since January 1995.


(5) Includes 450,042 shares held by Venrock Associates. Because Mr. Sun, a director of the Company, is a general partner of Venrock Associates, he may be deemed to be a beneficial owner of such shares. Mr. Sun disclaims beneficial ownership of such shares.

(6) Includes 4,000 shares held for the benefit of Mr. Rekhi's children. Mr. Rekhi disclaims beneficial ownership of such shares.

(7)  Includes 2,000 shares held for the benefit for Mr. Grabe's children.

(8) Mr. Inman has served as President and Chief Executive Officer (Principal Executive Officer) since December 1995 and served as President and Chief Operating Officer from April 1995 to December 1995

(9) Includes 598,752 shares subject to options held by directors and officers that are exercisable within 60 days of June 30, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1992, the Company and Novell, which owns 8.39% at December 31, 1995, of the Company's common stock, entered into a reseller agreement under which the Company agreed to pay Novell certain quarterly sales commissions and trademark license fees. In 1993, this agreement was extended until September 1996. The commissions and fees prepaid under this agreement at December 31, 1994 and 1993 were $666,000 and $625,000, respectively. Amounts accrued at December 31, 1993 were $750,000 and there were no outstanding balances at December 31, 1995 and 1994. In the fourth quarter of 1995, the Company as a result of the restructuring plan, wrote off the remaining prepaid balance of $338,000, which is included in restructuring charges described in Note 4. The amounts expensed during the years ended December 31, 1995, 1994 and 1993 were approximately $666,000, $209,000 and $702,000, respectively.

     The Company recognized revenue of $2,450,000 during 1995 from CA, the holder of the floating rate subordinated convertible debenture.

     The Company has the option to acquire 100% of the outstanding stock of one of its foreign distributors, using a purchase price formula based on net profits and revenues. At December 31, 1995 and 1994 the Company had no outstanding receivables from this distributor. The Company recognized revenue of $2,006,715, and $-0- for 1995 and 1994, respectively, from this distributor.

     The Company has entered into indemnification agreements with each of its directors and executive officers, which may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' liability insurance if available on reasonable terms.

     The Company has entered into an employment agreement with Sam Inman dated April 10, 1995 with respect to Mr. Inman's employment as President and Chief Operating Officer of the Company. Pursuant to this agreement, Mr. Inman received a base salary of not less than $210,000 per year and is entitled to earn a target bonus of $150,000 per year, based upon achievement of financial and other goals, provided, however, that Mr. Inman is guaranteed a minimum bonus of $150,000 during the initial year of this agreement. In addition, pursuant to the agreement, Mr. Inman was granted an option to acquire up to 240,000 shares of the Company's Common Stock at an exercise price of $10.25 per share, which shares vest at the rate of 12,000 shares per quarter commencing July 1, 1995, and of which 48,000 shares will be considered by the Board for certain accelerated vesting on the basis of Mr. Inman's job performance. All shares subject to the option will vest on acquisition or change of control of the Company. Upon the agreement, upon termination of Mr. Inman's employment without cause, Mr. Inman is entitled to severance in the amount of his base salary and any additional benefits provided under the agreement for a period of one year.

     The Company and Earl Stahl entered into a loan agreement dated August 31, 1995 pursuant to which Mr. Stahl borrowed $300,000 in connection with his purchase of a new home. This loan will be forgiven at the rate of $40,000 of principal on each yearly anniversary of the loan, provided, for such date, Mr. Stahl is employed by the Company on such date. The loan is due in August, 1999, or earlier, within six months after termination of Mr. Stahl's employment with the Company for cause, except as provided below.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1) FINANCIAL STATEMENTS. The following financial statements of the Company are contained in Item 8 of this Report on Form 10-K:

          Report of Price Waterhouse LLP, Independent Accountants.

          Consolidated Balance Sheets at December 31, 1995, 1994 and 1993.

          Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995.

          Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

          Notes to Consolidated Financial Statements.

     (2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule for the Company's fiscal year ended December 31, 1995, 1994 and 1993 is contained in Item 8 of this Report on Form 10-K:

          II - Valuation and Qualifying Accounts

          Report of Price Waterhouse LLP, Independent Accountants.  Refer to
          Item 8 above.

          Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the financial statements or the notes thereto.

     (3)  EXHIBITS.

          Refer to Item 14(c) below.

(b)  REPORTS ON FORM 8-K.

     The Company filed a Form 8-K reporting the resignation of Arthur Andersen as independent accountants, dated October 11, 1995 as amended by Amendment No. 1 dated October 25, 1995 ("Form 8-K/A").

     The Company filed a Form 8-K, reporting the engagement of the accounting firm of Price Waterhouse, LLP, as independent accountants to audit the Company's financial statements for years ended December 31, 1993, 1994 and 1995, dated January 8, 1996 ("Form 8-K"). The Company also reported that Arthur Andersen LLP had withdrawn its reports dated January 14, 1994, and January 23, 1995, issued with respect to the Company's December 31, 1993 and December 31, 1994 financial statements.

     The Company filed an 8-K on April 17, 1996, announcing that its annual report on form 10K would be delayed due to the fact that the Company's audit for the periods ended December 31, 1993, 1994 and 1995 by Price Waterhouse LLP was not yet complete.

     The Company filed an 8-K on June 18, 1996, announcing that its annual report on form 10K would be further delayed due to the fact that the Company's audit for the periods ended December 31, 1993, 1994 and 1995 by Price Waterhouse LLP was not yet complete.

(c)  EXHIBITS.

     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number                                Description
- - ------                                -----------

3(i)(2)      Articles of Incorporation of Registrant, as amended to date.

3(ii)(2)     Bylaws of Registrant.

10.1(1)      Form of Directors' and Officers' Indemnification Agreement.

10.2(2)(5)   1986 Incentive Stock Option Plan, as amended, and forms of agreements thereunder.

10.3(1)      1991 United Kingdom Sub Plan and forms of agreement thereunder.

10.4(2)**    1992 Employee Stock Purchase Plan and forms of agreements
             thereunder.

10.5(2) 1992 Directors' Stock Option Plan and forms of agreements thereunder.

10.8(1) Lease Agreement dated February 4, 1992 between Registrant and Bohannon Associates.

10.9         1996 Executive Officers' Compensation Plan

10.12(1)     Forms of License Agreements.

10.14(10)    1995 Stock Option Plan and forms of agreement thereunder

10.15(10)    1995 Directors' Stock Option Plan and forms of agreement thereunder

10.16(10)    Note Purchase Agreement dated March 31, 1995 between the Company and Computer Associates International, Inc.

10.17(11)    Executive Employment Agreement dated April 10, 1995 between the
             Company and Sam M. Inman, III.

10.18(12)    Loan Agreement Secured by Property and Securities dated August 31,
             1995 between the Company and Earl and Ann Stahl

16(3)(6)(7)  Letter regarding change in Certifying Accountant.

21           Subsidiaries of Registrant.

23.1         Consent of Price Waterhouse LLP, Independent Accountants.

24.1         Power of Attorney.  See page 66.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-55566), declared effective by the Commission on February 4, 1993.

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-62194) filed with the Commission on May 5, 1993.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1993 ("Form 8-K").

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(5) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-83850) filed with the Commission on September 9, 1994.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated October 11, 1995 as amended by Amendment No.1 dated October 25, 1995 ("Form 8-K/A").

(7) Incorporated by reference from the Company's Current Report on Form 8-K dated January 8, 1996 ("Form 8-K").

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated April 17, 1996 ("Form 8-K").

(9) Incorporated by reference from the Company's Current Report on Form 8-K dated June 18, 1996 ("Form 8-K").

(10) Incorporated by reference from the Company's Annual Report on Form 10-Q for the quarter ended March 31, 1995.

(11) Incorporated by reference from the Company's Annual Report on Form 10-Q for the quarter ended June 30, 1995.

(12) Incorporated by reference from the Company's Annual Report on Form 10-Q for the quarter ended September 30, 1995.


             **  Management compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GUPTA CORPORATION

Date:                                   By:  /s/ Samuel M. Inman
                                           -----------------------
                                           Samuel M. Inman
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Umang P. Gupta and Samuel M. Inman, and each of them, his attorneys-in-fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                       Title                         Date
      -------------                   ---------                      -------

   /s/ Umang P. Gupta         Chairman of the Board and Director   July 16, 1996
- - ---------------------------
    (Umang P. Gupta)


   /s/ Samuel M. Inman        President and Chief Executive        July 16, 1996
- - ----------------------------  Officer (Principal Executive Officer)
    (Samuel M. Inman)


   /s/ Richard A. Gelhaus     Chief Financial Officer (Principal   July 16, 1996
- - ----------------------------  Financial and Accounting Officer) and
    (Richard A. Gelhaus)      Senior Vice President of Finance and
                              Operations

   /s/ D. Bruce Scott         Director                             July 16, 1996
- - ----------------------------
    (D. Bruce Scott)

   /s/ Max D. Hopper          Director                             July 16, 1996
- - ----------------------------
    (Max D. Hopper)

   /s/ William O. Grabe       Director                             July 16, 1996
- - ----------------------------
    (William O. Grabe)

   /s/ Kanwal S. Rekhi        Director                             July 16, 1996
- - ----------------------------
    (Kanwal S. Rekhi)

   /s/ Anthony Sun            Director                             July 16, 1996
- - ----------------------------
    (Anthony Sun)

                                GUPTA CORPORATION

                            Report on Form 10-K for

                        the year ended December 31, 1995


                               INDEX TO EXHIBITS*

Exhibit                                                           Sequentially
Number                               Exhibit                      Numbered Page
- - ------                               -------                               ----


 10.9              1996 Executive Officers' Compensation Plan.

  21               Subsidiaries of Registrant

 23.1              Consent of Price Waterhouse LLP,
                   Independent Accountants


*Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.