Form 10-Q
period 1996-03-31
GUPTA CORP
filed 1996-07-18
CIK 895021

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        Commission File Number
              MARCH 31, 1996                        0-21010
                                          OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                                  GUPTA CORPORATION
                     (DOING BUSINESS AS CENTURA SOFTWARE COMPANY)
                (Exact name of registrant as specified in its charter)

             CALIFORNIA                          94-2874178
    (State or other jurisdiction of            (IRS Employer
    incorporation or organization)          Identification Number)

                                   1060 Marsh Road
                             Menlo Park, California 94025
                       (Address of principal executive offices)

                 Registrant's telephone number, including area code:
                                    (415) 321-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes     X     No
     -------       --------

As of June 30, 1996, there were 12,600,842 shares of the Registrant's common stock outstanding.

                                  GUPTA CORPORATION

                    FORM 10-Q For the Quarter Ended March 31, 1996

                                        INDEX

                                                                          Page

              Facing sheet                                                  1

              Index                                                         2

    Part I.   Financial Information

    Item 1.   a) Condensed consolidated balance sheets at
                 March 31, 1996 and December 31, 1995                       3

              b) Condensed consolidated statements of operations for
                 the three months ended March 31, 1996 and March 31, 1995   4

              c) Condensed consolidated statements of cash flows for
                 the three months ended March 31, 1996 and March 31, 1995   5

              d) Notes to condensed consolidated financial statements       6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

    Part II   Other Information                                            13

              Signature                                                    15

                 ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  GUPTA CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                    March 31,      December 31,
                                                    1996             1995
                                                  ---------      ------------
                                                  Unaudited
                                        ASSETS
Current Assets
     Cash and cash equivalents                      $10,326           $9,865
     Short-term investments                           5,545            9,557
     Accounts receivable, less allowances
       of $3,464 in 1996 and $3,475 in 1995          10,891           12,174
     Inventories                                        104              218
     Other current assets                             4,215            2,999
                                                    -------          -------
          Total current assets                       31,081           34,813
Property and equipment, at cost, less accumulated
  depreciation                                        5,432            5,881
Capital software, at cost, net of accumulated
  amortization                                        3,491            2,980
Long-term investments                                 2,500            2,354
Other assets                                          2,028            2,076
                                                    -------          -------
          Total assets                              $44,532          $48,104
                                                    -------          -------
                                                    -------          -------

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Current portion of long-term debt              $   384          $   397
     Accounts payable                                 5,813            6,152
     Accrued compensation and related expenses        2,925            3,168
     Other accrued liabilities                        4,665            7,572
     Accrued Litigation Expense                      14,328           14,328
     Deferred revenue                                28,144           28,800
                                                    -------          -------
          Total current liabilities                  56,259           60,417
Long-term debt, less current portion                 10,250           10,330
Other long-term liabilities                           1,537            1,414
                                                    -------          -------
          Total liabilities                          68,046           72,161
                                                    -------          -------

                            SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value:
Authorized: 60,000 shares
Issued and outstanding: 12,595 shares
  in 1996 and 12,382 shares in 1995                  57,781           57,577
Cumulative translation adjustment                     (132)            (150)
Accumulated deficit                                (81,163)         (81,484)
                                                    -------          -------
          Total shareholders' equity (deficit)     (23,514)         (24,057)
                                                    -------          -------
          Total liabilities and shareholders'
            equity (deficit)                        $44,532          $48,104
                                                    -------          -------
                                                    -------          -------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                                  GUPTA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      UNAUDITED

(IN THOUSANDS,                                   Three Months ended March 31,
                                                 ----------------------------
EXCEPT PER SHARE DATA)                              1996              1995
                                                 ----------        ----------

Net revenues:
     Product                                        $10,931          $13,441
     Service                                          4,462            3,982
                                                 ----------        ----------
        Net revenues                                 15,393           17,423
                                                 ----------        ----------

Cost of revenues:
     Product                                          1,246            1,930
     Service                                          2,195            2,598
                                                 ----------        ----------
        Cost of revenues                              3,441            4,528
                                                 ----------        ----------

           Gross profit                              11,952           12,895
                                                 ----------        ----------

Operating expenses:
     Sales and marketing                              6,753           11,038
     Research and development                         2,901            3,149
     General and administrative                       1,641            2,333
                                                 ----------        ----------

        Total operating expenses                     11,295           16,520
                                                 ----------        ----------

           Operating income (loss)                      657           (3,625)

     Other income (expense), net                       (174)             446
                                                 ----------        ----------

       Net income (loss) before provision
       for income taxes                                 483           (3,179)

Provision for income taxes                              162              508
                                                 ----------        ----------

     Net income (loss)                                 $321          $(3,687)
                                                 ----------        ----------
                                                 ----------        ----------

Net income (loss) per share                            $.03            $(.30)
                                                 ----------        ----------
                                                 ----------        ----------

Weighted average common shares
     and equivalents                                 12,665           12,105
                                                 ----------        ----------
                                                 ----------        ----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                                  GUPTA CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED
(IN THOUSANDS,                                   Three Months ended March 31,
                                                 ----------------------------
                                                    1996              1995
                                                 ----------        ----------
Cash flows from operating activities:
  Net income (loss)                                    $321         $(3,687)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                      810            1,063
     Amortization of and adjustments to
       capitalized software development costs           316              422
     Provision for doubtful accounts                     10               33
     Provision for sales returns and allowances         474            1,065
     Changes in assets and liabilities:
       Accounts receivable                              799            1,160
       Inventories                                      114              355
       Prepaid expenses and other current assets    (1,216)               26
       Accounts payable and accrued liabilities     (3,489)          (3,074)
       Deferred revenue                               (656)            5,344
       Other liabilities                                123              200
                                                 ----------        ----------
          Net cash provided by (used in)
             operating activities                   (2,394)            2,907
                                                 ----------        ----------
Cash flows from investing activities:
  Maturities of investments                           4,012            4,162
  Purchases of investments                            (146)                -
  Capitalization of software development costs        (827)          (1,451)
  Other assets                                           48            (343)
  Additions to property and equipment                 (361)            (941)
                                                 ----------        ----------
      Net cash provided by (used in)
       investing activities                           2,726            1,427
                                                 ----------        ----------
Cash flows from financing activities:
      Repayment of note payable                        (80)             (70)
      Repayment of capital lease obligations           (13)            (199)
      Proceeds from issuance of common stock, net       204              635
                                                 ----------        ----------
      Net cash provided by (used in) financing
       activities                                       111              366
                                                 ----------        ----------
Effect of exchange rate changes on cash and
  cash equivalents                                       18             (11)
                                                 ----------        ----------
Net increase (decrease) in cash and cash
  equivalents                                           461            4,689
Cash and cash equivalents at beginning of year        9,865            7,031
                                                 ----------        ----------
Cash and cash equivalents at end of period          $10,326          $11,720
                                                 ----------        ----------
                                                 ----------        ----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENT

                                  GUPTA CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      UNAUDITED

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF PREPARATION

     The condensed consolidated balance sheets as of March 31, 1996, and the condensed consolidated statements of income and cash flows for the periods ended March 31, 1996 and 1995 have been prepared by the Company, without audit. The financial statements for the period ended March 31, 1995 have been restated (see
Notes to the Company's Annual Report on Form 10-K).   In the opinion of
management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

     The December 31, 1995, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

COMPUTATION OF NET INCOME (LOSS)  PER SHARE

     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method modified when appropriate) have been included in the computation when dilutive. The common shares issuable upon conversion of the preferred stock are included in the fully diluted earnings per share computations.

2. LITIGATION

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

     The Company reached an agreement in principal with plaintiff counsel in this lawsuit. Under the terms of the settlement agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. $2 million of the cash contribution to the settlement fund will be paid by the Company's directors and officers' liability insurer. As a result of the settlement, shares outstanding will increase by approximately 15% based on the settlement price. The 1995 financial statements include a charge of $12.3 million included in litigation expense as a result of the agreement in principle.

     As of March 31, 1996, to the best of the Company's knowledge there were no other pending actions, potential actions, claims or proceedings against the Company that could result in potential damages in excess of $50,000. As noted in the "Risk Factors" in Item 2 below, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

                                       ITEM 2.

                                  GUPTA CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report, and the audited consolidated financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     With the exception of historical information contained herein, the matters discussed in this Form 10Q are forward looking statements that involve risk and uncertainties, including quarterly fluctuations in operating results, timely availability and market acceptance of new products and upgrades, the impact of competitive products and pricing, and other risk factors as detailed below. Results for future quarters could differ materially from those expressed in any forward looking statements made by or on behalf of the company.


RESULTS OF OPERATIONS:

     NET REVENUES. During 1995, the Company restated revenues on certain product licensing arrangements for fiscal years 1995, 1994, and 1993. For these contracts the Company has deferred recognition of revenues until the customer indicates that it has sublicensed or distributed the product. The restatement resulted in a reduction of operating revenues of $2.6 million in the first quarter of 1995.

      Net revenues decreased 12% to $15.4 million for the first quarter of 1996 from $17.4 million for the first quarter of 1995. The decrease and lack of growth was partially due to an agreement with Computer Associates for sales of approximately $2 million in product recognized in the first quarter of 1995. Additionally, during the first quarter of 1996 the Company announced the planned introduction of its Centura product line, subsequently released in the second quarter. In the Company's view, this announcement caused some customers to delay purchase of the Company's existing products, in anticipation of
considering purchase of the new product line.   International revenues accounted
for approximately 59% of net revenues in the first quarter of 1996 compared to
56% for the same period in 1995.   Revenue from expired contracts amounted to
$502,000 and $360,000 in the first quarter of 1996 and 1995, respectively.

     Product revenues decreased by $2.5 million or 19% to $10.9 million for the first quarter of 1996. Sales of tools and connectivity software accounted for approximately 41% of product revenues, and sales of database products accounted for approximately 59% of product revenues in the first quarter of 1996, compared to 45% and 55%, respectively, in the first quarter of 1995. The decline in tools sales in the first quarter of 1996 was caused by the announcement of the planned second quarter introduction of the new Centura product line. Channel sales accounted for 69% and 63% of net revenues, respectively, for the first quarter of 1996 compared to first quarter of 1995. Service revenues increased 12% to $4.5 million for the first quarter of 1996 from $4.0 million for the first quarter of 1995.

     COST OF PRODUCT. Cost of product as a percentage of product revenues was 11% for the first quarter of 1996, compared to 14% for the same period of 1995.

     COST OF SERVICES. Cost of services as a percentage of service revenues was 49% for the first quarter of 1996 compared to 65% for the first quarter of 1995. The reduction in percentage is a combination of increased revenue from support agreements and cost reduction programs implemented as part of the announced restructuring program.

     SALES AND MARKETING EXPENSES. For the first quarter of 1996, the Company spent $6.8 million, or 44% of net revenues, in sales and marketing activities, compared to $11.0 million, or 63% of net revenues, for the first quarter of 1995. The reduction in sales and marketing expense reflected the Company's commitment to control spending, while continuing its worldwide marketing efforts.

     RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

(IN THOUSANDS)                                      Three months ended
                                                         March 31,
                                                  ---------------------
                                                   1996           1995
                                                  ------         ------
Dollar Amounts:
  Gross research and development expenses         $3,728         $4,600
  Capitalized software development costs             827          1,451
                                                  ------         ------
  Net research and development expenses           $2,901         $3,149
                                                  ------         ------
                                                  ------         ------
As a Percentage of Net Revenues:
  Gross research and development expenses           24%            26%
  Net research and development expenses             19%            18%

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 30% to $1.6 million for the first quarter of 1996 from $2.3 million for the first quarter of 1995. In 1995, the Company began a program of reducing administrative expenses by staff reductions, deferring MIS projects, and
reductions in discretionary spending.   The Company is now experiencing the
benefits of this program, in reduced General and Administrative Expenses. Additionally, the Company completed a restructuring announced on January 2, 1996, the costs of which were accrued in the fourth quarter of 1995, which further reduced general and administrative staff.

     OTHER INCOME (EXPENSE). Other income (expense) is comprised of interest income, interest expense, and gains or losses on foreign currency transactions. For the first quarter of 1996 other income (expense) was $(0.2) million, compared to $0.4 million for the first quarter of 1995.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $0.2 million in the first quarter of 1996 and $0.5 million in the first quarter of 1995. The provision primarily relates to foreign withholding taxes. Due to the Company's existing NOL position with regard to prior years, no tax provision was made for income in this quarter.

LIQUIDITY AND CAPITAL RESOURCES:

     At March 31, 1996, the Company had a deficit working capital position of $25.2 million due principally to the restatement of fiscal years 1993, 1994 and 1995, which increased deferred revenues by $20 million, and to the litigation accrual associated with the agreement in principle on the shareholder litigation. Net cash used in operating activities in the first quarter of 1996 was $2.4 million, which resulted primarily from a decrease in accounts payable. Cash provided by investing activities totaled $2.7 million, which related primarily to the maturities of short-term investments of $4.0 million, which was offset by the capitalization of software development costs of $0.8 million.

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


RISK FACTORS:

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q. In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

     CONTINUING LOSSES. The Company had a net loss of $44.1 million for fiscal year 1995 and a net loss of $31.8 million in 1994. On January 2, 1996, the Company announced a restructuring of its organization and its business strategies. This process is intended to improve the Company's financial results. However, the process has only recently been commenced, and is still evolving. There can be no assurance that the restructuring of the Company's business strategies and tactics will be successful or that the Company will be able to achieve profitability on a quarterly basis or, if achieved, whether the Company will be able to sustain any such profitability.

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

     NEW PRODUCT RISKS; RAPID TECHNOLOGICAL CHANGE. The market for the Company's software products and services is characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent new product introductions. The Company believes that its future success will depend on its ability to enhance its existing products and introduce new products on a timely and cost-effective basis that meet dynamic customer requirements. The Company has experienced delays in introducing new products and enhancements which resulted in loss or delays of product revenues. In addition, programs as complex as the software products offered by the Company may contain undetected errors or bugs when they are first introduced which could adversely affect commercial acceptance of such products. Gupta's success will also depend on the ability of its products to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMSs. There can be no assurance that the Company will be able to respond effectively to technological changes or product announcements by competitors. Furthermore, the Company may announce new products, capabilities or technologies that have an immediate adverse impact on the Company's existing product offerings. Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance.


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

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's revenues and operating results have fluctuated and may vary substantially from period to period. The product licensing arrangements which are subject to sell through revenue recognition will make estimation of revenues dependent on customer reporting. Thus, estimation of operating results prior to the end of a quarter becomes extremely uncertain. The Company has operated historically with little or no backlog of traditional boxed product shipments. Gupta has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results. The Company has generally realized lower European product revenues in the third quarter as compared to the second quarter of each year. The Company has experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked in the last month. Because the Company's operating expenses are based on projected annual and quarterly revenue levels, operating results for a particular period may be adversely affected by delays in or loss of orders. Additional factors have caused and may in the future cause, the Company's revenues and operating results to vary significantly from period to period. These factors include: delays in introduction of products or product enhancements; size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions

     COMPONENTIZED MARKETS: The advent of so-called componentized software may alter the way in which customers buy software. As specific software functionality can be bundled into smaller units or objects rather than in broad, highly functional products such as the Company's development tools, customers may be less willing to buy such broad, highly functional products. If such a trend continues, there can be no assurance that the Company will be able to repackage and efficiently distribute its products in such componentized packages. The costs and efforts necessary to package and distribute such components are largely unknown. Failure of the Company to introduce componentized products successfully and cost-effectively could have a material adverse affect on the Company's business, operating results and financial condition.

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

     LEGAL PROCEEDINGS: The Company operates in a complicated and volatile industry in which disputes, litigation, regulatory proceedings and other actions are a necessary risk of doing business. There can be no assurance that the Company will not participate in such legal proceedings and that the costs and charges will not have a material adverse impact on the Company's future success.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and 1994 and may continue to be subject to wide fluctuations in response to quarterly variation in operating and financial results and announcements of new products or customer contracts by the Company or its competitors. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

                             PART II:  OTHER INFORMATION

                                  GUPTA CORPORATION


ITEM 1.  LEGAL PROCEEDINGS

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

The Company reached an agreement in principal with plaintiff counsel in this lawsuit. Under the terms of the settlement agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. $2 million of the cash contribution to the settlement fund will be paid by the Company's directors and officers' liability insurer. As a result of the settlement, shares outstanding will increase by approximately 15% based on the settlement price. The 1995 financial statements include a charge of $12.3 million included in litigation expense as a result of the agreement in principle.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

          None

     (b)  Reports on Form 8-K


     The Company filed a Form 8-K, reporting the engagement of the accounting firm of Price Waterhouse, LLP, as independent accountants to audit the Company's financial statements for years ended December 31, 1993, 1994 and 1995, dated January 8, 1996 ("Form 8-K"). The Company also reported that Arthur Andersen LLP had withdrawn its reports dated January 14, 1994, and January 23, 1995, issued with respect to the Company's December 31, 1993, and December 31, 1994, financial statements.

     The Company filed an 8K on April 17, 1996, announcing that its annual report on form 10K would be delayed due to the fact that the Company's audit for the periods ended December 31, 1993, 1994 and 1995, by Price Waterhouse LLP was not yet complete.

     The Company filed an 8K on June 18, 1996, announcing that its annual report on form 10k would be further delayed due to the fact that the Company's audit for the periods ended December 31, 1993, 1994 and 1995 by Price Waterhouse LLP was not yet complete.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              GUPTA CORPORATION



                                /s/ Richard A. Gelhaus
                              -------------------------------------------------
                              Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)


                              Date:  July 17, 1996
                                     ---------------