Form 10-Q
period 1996-06-30
GUPTA CORP
filed 1996-08-13
CIK 895021

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        Commission File Number
                  JUNE 30, 1996                       0-21010
                                          OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                                   GUPTA CORPORATION
                     (DOING BUSINESS AS CENTURA SOFTWARE CORPORATION)
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

Yes   X                                              No
    -----                                                -----

As of June 30, 1996, there were 12,600,842 shares of the Registrant's common stock outstanding.

                                GUPTA CORPORATION

                 FORM 10-Q For the Quarter Ended June 30, 1996

                                     INDEX

                                                                  Page

         Facing sheet                                               1

         Index                                                      2

Part I.  Financial Statements and Supplementary Data

Item 1.  a) Condensed consolidated balance sheets at June 30,
            1996 and December 31, 1995                              3

         b) Condensed consolidated statements of operations for
            the three months and six months ended June 30, 1996
            and June 30, 1995                                       4

         c) Condensed consolidated statements of cash flows for
            the six months ended June 30, 1996 and June 30, 1995    5

         d) Notes to condensed consolidated financial statements    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        7

Part II  Other Information                                         13

         Signature                                                 15

                       ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    GUPTA CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                  June 30,       December 31,
                                                  1996             1995
                                               ---------       ------------
                                               Unaudited

                                        ASSETS

Current Assets
  Cash and cash equivalents                     $10,572           $ 9,865
  Short-term investments                          3,366             9,557
  Accounts receivable, less allowances
   of $3,474 in 1996 and $3,475 in 1995          10,636            12,174
  Inventories                                       167               218
  Other current assets                            3,467             2,999
                                                -------           -------
    Total current assets                         28,208            34,813
Property and equipment, at cost, less
 accumulated depreciation                         4,764             5,881
Capital software, at cost, net of
 accumulated amortization                         3,663             2,980
Long-term investments                             1,511             2,354
Other assets                                      2,075             2,076
                                                -------           -------
    Total assets                                $40,221           $48,104
                                                -------           -------
                                                -------           -------

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of long-term debt             $   376           $   397
  Accounts payable                                6,154             6,152
  Accrued compensation and related expenses       2,658             3,168
  Other accrued liabilities                       3,812             7,572
  Accrued Litigation Expense                     13,334            14,328
  Deferred revenue                               25,000            28,800
                                                -------           -------
    Total current liabilities                    51,334            60,417
Long-term debt, less current portion             10,168            10,330
Other long-term liabilities                       1,777             1,414
                                                -------           -------
    Total liabilities                            63,279            72,161
                                                -------           -------
                           SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value:
Authorized: 60,000 shares
Issued and outstanding: 12,600 shares in
 1996 and 12,382 shares in 1995                  57,882            57,577
Cumulative translation adjustment                  (200)             (150)
Accumulated deficit                             (80,740)          (81,484)
                                                -------           -------
    Total shareholders' equity (deficit)        (23,058)          (24,057)
                                                -------           -------
    Total liabilities and shareholders'
     equity (deficit)                           $40,221           $48,104
                                                -------           -------
                                                -------           -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             GUPTA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  UNAUDITED

(IN THOUSANDS,                      Three Months ended         Six Months ended
EXCEPT PER SHARE DATA)                   June 30,                   June 30,
                                    ------------------         -----------------
                                      1996      1995             1996     1995
                                    --------  --------         -------   ------
Net revenues:
  Product                            $11,657   $13,290         $22,588  $26,731
  Service                              3,989     4,243           8,451    8,225
                                     -------   -------         -------  -------
     Net revenues                     15,646    17,533          31,039   34,956
                                     -------   -------         -------  -------
Cost of revenues:
  Product                              1,253     1,948           2,499    3,878
  Service                              2,262     2,795           4,457    5,393
                                     -------   -------         -------  -------
    Cost of revenues                   3,515     4,743           6,956    9,271
                                     -------   -------         -------  -------
    Gross profit                      12,131    12,790          24,083   25,685
                                     -------   -------         -------  -------
Operating expenses:
  Sales and marketing                  7,534    10,898          14,287   21,936
  Research and development             2,656     2,860           5,557    6,009
  General and administrative           1,487     2,040           3,128    4,373
                                     -------   -------         -------  -------
    Total operating expenses          11,677    15,798          22,972   32,318
                                     -------   -------         -------  -------
    Operating income (loss)              454    (3,008)          1,111   (6,633)
Other income (expense), net               --       178            (174)     624
                                     -------   -------         -------  -------
  Income (loss) before provision
   for income taxes                      454    (2,830)            937   (6,009)
Provision for income taxes                31       119             193      627
                                     -------   -------         -------  -------

    Net income (loss)                    423    (2,949)            744   (6,636)
                                     -------   -------         -------  -------
                                     -------   -------         -------  -------

Net income (loss) per share            $0.03    ($0.24)          $0.06   ($0.55)
                                     -------   -------         -------  -------
                                     -------   -------         -------  -------
Weighted average common shares
 and equivalents                      12,735    12,184          12,694   12,144
                                     -------   -------         -------  -------
                                     -------   -------         -------  -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           GUPTA CORPORATION

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            UNAUDITED

(IN THOUSANDS)                                       Six months ended June 30,
                                                     -------------------------
                                                        1996           1995
                                                     ---------       ---------

Cash flows from operating activities:

  Net income (loss)                                  $   744          $(6,685)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Depreciation and amortization                     1,560            1,985
     Amortization of and adjustments to
      capitalized software development costs             668              999
     Provision for doubtful accounts                      --             (681)
     Provision for sales returns and allowances           --               20
     Changes in assets and liabilities:
       Accounts receivable                             1,539            1,922
       Inventories                                        51              222
       Prepaid expenses and other current assets        (469)          (1,150)
       Accounts payable and accrued liabilities       (5,263)          (2,381)
       Deferred revenue                               (3,800)           5,499
       Other liabilities                                 363              503
                                                     -------          -------
         Net cash provided by (used in) operating
          activities                                  (4,607)             253
                                                     -------          -------
Cash flows from investing activities:
  Maturities of investments                            7,034            7,321
  Capitalization of software development costs        (1,351)          (1,775)
  Other assets                                             1             (626)
  Additions to property and equipment                   (442)          (1,744)
                                                     -------          -------
         Net cash provided by investing
          activities                                   5,242            3,177
                                                     -------          -------
Cash flows from financing activities:
  Proceeds (repayment) of notes payable                 (162)           9,560
  Repayment of capital lease obligations                 (21)            (787)
  Proceeds from issuance of common stock, net            305              829
                                                     -------          -------
         Net cash provided by
          financing activities                           122            9,602
                                                     -------          -------
Effect of exchange rate changes on cash and
 cash equivalents                                        (50)              18
                                                     -------          -------
Net increase in cash and cash
 equivalents                                             707           13,050
Cash and cash equivalents at beginning of year         9,865            7,031
                                                     -------          -------
Cash and cash equivalents at end of period           $10,572          $20,081
                                                     -------          -------
                                                     -------          -------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               GUPTA CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         METHOD OF PREPARATION. The condensed consolidated balance sheets as of June 30, 1996 and the condensed consolidated statements of operations and cash flows for the periods ended June 30, 1996 and 1995 have been prepared by the Company, without audit. The financial statements for the period ended June
30, 1995 have been restated (see Notes to the Company's Annual Report on Form 10-K for the year ended December 31, 1995). In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

         The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         COMPUTATION OF NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares (using the modified treasury stock method) have been included in the computation when dilutive. Convertible debentures which are not common stock equivalents are also not included in a fully diluted calculation of earnings (loss) per share because their effect is antidilutive.

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

         The Company has reached a binding settlement agreement with plaintiffs' counsel in this lawsuit, subject to court approval. Under the terms of the agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. The Company's directors and officers' liability insurer will pay approximately $2 million of the cash contribution to the settlement fund. As a result of the settlement, shares outstanding will increase by approximately 15% based on the settlement price.
 The 1995 financial statements include $15.3 million in litigation expense for the agreement and associated legal expenses.

         As of June 30, 1996, to the best of the Company's knowledge there were no other pending actions, potential actions, claims or proceedings against the Company that were likely to result in potential damages that would have a material adverse impact on the Company's financial statements. As noted in the "Risk Factors" in Item 2 below, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

                                      ITEM 2.

                                  GUPTA CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                 RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. With the exception of historical information contained herein, the matters discussed in this Form 10-Q involve risk and uncertainties, including quarterly fluctuations in operating results, timely availability and market acceptance of new products and upgrades, the impact of competitive products and pricing, and other risk factors as detailed below. Results for future quarters could differ materially from those expressed in any forward looking statements made by or on behalf of the company.

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

RESULTS OF OPERATIONS:

         NET REVENUES. During 1995, the Company restated revenues on certain product licensing arrangements for fiscal years 1995, 1994, and 1993, excluding the fourth quarter of 1995. For these contracts the Company has deferred recognition of revenues until the customer indicates that it has sublicensed or distributed the product. The restatement resulted in a reduction of operating revenues of $0.1 million in the second quarter of 1995.

          Net revenues decreased 11% to $15.6 million for the second quarter of 1996 from $17.5 million for the second quarter of 1995. For the first six months of 1996 net revenue decreased 11% to $31.0 million from $35.0 million for the first six months of 1995. International revenues accounted for approximately 60% of net revenues in the second quarter of 1996 compared to 67% in the second quarter of 1995. International revenues were approximately 60% of net revenues for the first six months of 1996 compared to 61% for the same period in 1995. Revenue from expired contracts amounted to $0.3 million and $0.1 million in the second quarter of 1996 and 1995, respectively. For the first six months of 1996 revenue from expired contracts was $0.8 million compared to $0.5 million for the same period in 1995.

         Product revenues decreased by $1.6 million or 12% to $11.7 million for the second quarter of 1996 compared to the second quarter of 1995. For the first six months of 1996 product revenues decreased 16% to $22.6 million from $26.7 million for the same period of 1995. Sales of the new Centura product line, introduced in May, accounted for approximately 30% of product revenues in the second quarter of 1996. The remaining second quarter 1996 product revenues were split between database and tools/connectivity software at 54% and 46%, respectively. In the second quarter of 1995, database products and tools/connectivity software accounted for 49% and 51% of product revenues, respectively. For the first six months of 1996, product revenues for other than the new Centura line were 48% database and 52% tools/connectivity software, compared to 52% and 48% for the same period of 1995. Channel sales accounted for 68% of net revenues for the second quarter of 1996, compared to 74% for the second quarter of 1995. For the first six months of 1996 channel sales were 69% compared to 69% for the same period in 1995.

         Service revenues decreased 6% to $4.0 million for the second quarter of 1996 from $4.2 million for the second quarter of 1995. For the first six months of 1996 service revenues increased to $8.5 million from $8.2 million in the same period of 1995.

         COST OF PRODUCT. Cost of product as a percentage of product revenues was 11% for the second quarter of 1996, and 11% for the first six months of 1996 compared to 15% and 15% for the same periods of 1995.

         COST OF SERVICES. Cost of services as a percentage of service revenues was 57% for the second quarter of 1996 and 53% for the first six months of 1996 compared to 66% and 66% for same periods of 1995.

         SALES AND MARKETING EXPENSES. For the second quarter of 1996, the Company spent $7.5 million, or 49% of net revenues, in sales and marketing activities, compared to $10.9 million, or 63% of net revenues, for the second quarter of 1995. In the first six months of 1996, sales and marketing expenses were $14.3 million or 46% of net revenues compared to $21.9 million or 63% for the same period in 1995. The reduction in sales and marketing expense for the first six months of 1996 compared to the same period in 1995 reflects the Company's commitment to control spending, while continuing its worldwide marketing efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

(IN THOUSANDS)                  Three months ended        Six months ended
                                     June 30,                 June 30,
                                ------------------        -----------------
                                   1996    1995              1996     1995
                                --------- --------        ---------  ------
Dollar Amounts:
  Gross research and
   development expenses          $3,185    $3,193           $6,908  $ 7,784
  Capitalized software
   development costs               (529)     (333)          (1,351)  (1,775)
                                -------   -------          -------  -------
  Net research and development
   expenses                      $2,656    $2,860           $5,557   $6,009
As a Percentage of Net Revenues:
  Gross research and
   development expenses            20.4%     18.2%            22.3%    22.3%
  Net research and development
   expenses                        17.0%     16.4%            17.9 %   17.2%


         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 27% to $1.5 million for the second quarter of 1996 from $2.0 million for the second quarter of 1995. For the first six months of 1996 these expenses decreased 29% to $3.1 million compared to $4.4 million in the same period of 1995. In 1995, the Company began a program of reducing administrative expenses by staff reductions, deferring MIS projects, and reductions in discretionary spending. The Company is now experiencing the benefits of this program, in reduced General and Administrative Expenses. Additionally, the Company completed a restructuring announced on January 2, 1996, the costs of which were accrued in the fourth quarter of 1995, which further reduced general and administrative staff.

         OTHER INCOME (EXPENSE). Other income (expense) is comprised of interest income, interest expense, and gains or losses on foreign currency transactions. For the second quarter of 1996 other income (expense) was $(0.0) million, compared to $0.2 million for the second quarter of 1995. For the first six months of 1996 other income (expense) was $(0.2) million compared to $0.6 million in the same period of 1995.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $31,000 in the second quarter of 1996 and $119,000 in the second quarter of 1995. For the first six months of 1996, income tax provision was $193,000 versus $627,000 in the same period of 1995. The provision primarily relates to foreign withholding taxes. Due to the Company's existing NOL position with regard to prior years, no tax provision was made for income in this quarter.

LIQUIDITY AND CAPITAL RESOURCES:

         At June 30, 1996, the Company had a deficit working capital position of $23.1 million due principally to the restatement of fiscal years 1993, 1994 and 1995, which increased deferred revenues by $20 million, and to the litigation accrual associated with the binding settlement agreement, subject to court approval, on the shareholder litigation. (See Note 2 of Notes to
Condensed Consolidated Financial Statements).   Net cash used in operating
activities in the first half of 1996 was $4.6 million. Approximately $3.8 million of the $4.6 million was associated with the shareholder lawsuit, restructuring and one time charges expensed during fiscal 1995. For the first half of 1996, cash provided by investing activities totaled $5.2 million, which related primarily to the maturities of short-term investments of $7.0 million, which was offset by the capitalization of software development costs of $1.4 million.

         Additional financing may be necessary to meet NASDAQ minimum net worth requirements. Furthermore, the Company is dependent upon achieving a reasonable operating performance to satisfy its current and future financing needs. During 1995, the Company completed a private debt placement with Computer Associates International of approximately $10 million dollars. If the Company needs further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's shareholders.

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

         DEPENDENCE ON THIRD PARTY ORGANIZATIONS. The Company is increasingly dependent on the efforts of third party "partners" (e.g., consultants, system houses, software developers, etc.) to implement, service and support the Company's products. These third parties increasingly have opportunities to select from a very broad range of products from the Company's competitors, many of whom have greater resources and market acceptance than the Company. In order to succeed, the Company must actively recruit and sustain relationships with these third parties. There can be no assurance that the Company will be successful in recruiting new partners or in sustaining its relationships with its existing partners.

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

         CONTINUING LOSSES. While the Company has reported profits in the first two quarters of 1996, it had net losses of $44.1 million and $31.8 million for fiscal years 1995 and 1994, respectively. There can be no assurance that the restructuring of the Company's business strategies and tactics completed in early 1996 will be successful or that the Company will be able to sustain any such profitability on a quarterly basis.

         COMPETITION. The market for client/server system software is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and changing customer requirements. The Company's competitors include providers of sophisticated database software including IBM, Informix Corporation, Ingres, Oracle Corporation and Sybase, Inc. The Company also faces competition from the providers of PC-based software products, including Microsoft Corporation and Borland International. In addition, the Company faces competition from providers of software specifically developed for the PC client/server market, including front-end tools offered by Sybase's Powersoft Division, Microsoft, and Forte, and potentially from vendors of applications development tools based on fourth-generation languages or computer-aided software engineering technologies. Many of the Company's competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. Furthermore, these competitors could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or bundling existing or new products with other, more established products. The Company's products experienced increased competition in 1995 and the first six months of 1996, resulting in price reductions and loss of market share. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect in the future.

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

         POSSIBLE VOLATILITY OF STOCK PRICE. The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and the first six months of 1996 and may continue to be subject to wide fluctuations in response to quarterly variation in operating and financial results and announcements of new products or customer contracts by the Company or its competitors. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

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

         The Company has reached a binding settlement agreement with plaintiff counsel in this lawsuit, subject to court approval. Under the terms of the agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. $2 million of the cash contribution to the settlement fund will be paid by the Company's directors and officers' liability insurer. As a result of the settlement, shares outstanding will increase by approximately 15% based on the settlement price. The 1995 financial statements include $15.3 million in litigation expense for the agreement and associated legal expenses.

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

     The Company filed a Form 8-K on April 17, 1996, announcing that its annual report on Form 10-K would be delayed due to the fact that the Company's audit for the periods ended December 31, 1993, 1994 and 1995, by Price Waterhouse LLP was not yet complete.


     The Company filed a Form 8-K on June 18, 1996, announcing that its annual report on Form 10-K would be further delayed due to the fact that the Company's audit for the periods ended December 31, 1993, 1994 and 1995 by Price Waterhouse LLP was not yet complete.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GUPTA CORPORATION



                               /s/ Richard A. Gelhaus
                               --------------------------------------
                               Senior Vice President and Chief
                               Financial Officer
                               (Duly Authorized and Principal
                               Financial and Accounting Officer)


                               Date:  August 13, 1996