Form 10-Q
period 1996-09-30
GUPTA CORP
filed 1996-11-14
CIK 895021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     Commission File Number
                      SEPTEMBER 30, 1996              0-21010
                                        OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                          CENTURA SOFTWARE CORPORATION
                          (FORMERLY GUPTA CORPORATION)
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
Yes     X                                    No
     ------                                      ------
As of September 30, 1996, there were 12,632,875 shares of the Registrant's common stock outstanding.

                          CENTURA SOFTWARE CORPORATION

               FORM 10-Q For the Quarter Ended September 30, 1996

                                      INDEX


                                                                        Page

          Facing sheet                                                   1

          Index                                                          2
Part I.   Financial Statements and Supplementary Data

Item 1.   a)   Condensed consolidated balance sheets at September 30,    3
               1996 and December 31, 1995

          b)   Condensed consolidated statements of operations for the   4
               three months and nine months ended September 30, 1996
               and September 30, 1995

          c)   Condensed consolidated statements of cash flows for the   5
               nine months ended September 30, 1996 and September 30,
               1995

          d)   Notes to condensed consolidated financial statements      6

Item 2.   Management's Discussion and Analysis of Financial Condition    7
          and Results of Operations

Part II   Other Information                                              13

          Signature                                                      15

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        CENTURA SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS,
EXCEPT PER SHARE DATA)                                                  SEPTEMBER 30,     DECEMBER 31
                                                                            1996               1995
                                                                         -------------     ------------
                      ASSETS                                              (UNAUDITED)
   CURRENT ASSETS:
     Cash and cash equivalents                                             $ 8,104              $ 9,865
     Short-term investments                                                  3,366                9,557
     Accounts receivable, less allowances
     of $3,054 in 1996 and $3,475 in 1995                                    9,269               12,174
     Inventories                                                                53                  218
     Other current assets                                                    3,196                2,999
                                                                           -------              -------
          Total current assets                                              23,988               34,813
     Property and equipment, at cost, less accumulated depreciation          4,288                5,881
     Capitalized software, at cost, net of accumulated amortization          3,244                2,980
     Long-term investments                                                   1,337                2,354
     Other assets                                                            2,201                2,076
                                                                           -------              -------
          Total assets                                                     $35,058              $48,104
                                                                           -------              -------
                                                                           -------              -------
        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Current Liabilites:
        Current portion of capital lease obligations                        $  369               $  397
        Accounts payable                                                     5,660                6,152
        Accrued compensation and related expenses                            2,117                3,168
        Other accrued liabilities                                            3,194                7,572
        Accrued litigation expenses                                         12,306               14,328
        Deferred revenue                                                    22,201               28,800
                                                                           -------              -------
          Total current liabilities                                         45,847               60,417
     Long-term debt, less current portion                                   10,085               10,330
     Other long-term liabilities                                             1,966                1,414
                                                                           -------              -------
          Total liabilities                                                $57,898              $72,161
                                                                           -------              -------
                                                                           -------              -------
                      SHAREHOLDERS EQUITY (DEFICIT)

     Common stock, $.01 par value:
     Authorized: 60,000 shares
     Issued and outstanding: 12,632 shares in 1996 and 12,382 shares in
      1995                                                                  58,025               57,577
     Cumulative translation adjustment                                        (222)                (150)
     Accumulated deficit                                                   (80,643)             (81,484)
                                                                           -------              -------
          Total shareholders' equity (deficit)                             (22,840)             (24,057)
                                                                           -------              -------
          Total liabilities and shareholders' equity (deficit)             $35,058              $48,104
                                                                           -------              -------
                                                                           -------              -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         CENTURA SOFTWARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

(IN THOUSANDS,                                          Three Months Ended Sept 30,   Nine Months Ended Sept 30,
EXCEPT PER SHARE DATA)                                  --------------------------    --------------------------
                                                           1996           1995           1996         1995
                                                          -------        -------        -------      -------

    Net revenues:
     Product                                              $10,414        $13,053        $33,002      $39,784
     Service                                                4,196          3,875         12,647       12,100
                                                          -------        -------        -------      -------
      Net revenues                                         14,610         16,928         45,649       51,884
                                                          -------        -------        -------      -------
    Cost of revenues:
     Product                                                1,047          1,822          3,546        5,700
     Service                                                2,323          2,621          6,780        8,014
                                                          -------        -------        -------      -------
      Cost of revenues                                      3,370          4,443         10,326       13,714
                                                          -------        -------        -------      -------
         Gross profit                                      11,240         12,485         35,323       38,170
                                                          -------        -------        -------      -------
    Operating expenses:
     Sales and marketing                                    6,697         10,998         20,984       32,934
     Research and development                               2,813          2,819          8,370        8,828
     General and administrative                             1,480          1,764          4,608        6,137
                                                          -------        -------        -------      -------
      Total operating expenses                             10,990         15,581         33,962       47,899
                                                          -------        -------        -------      -------
         Operating Income  (Loss)                             250         (3,096)         1,361       (9,729)

    Other income (expense):
    Interest income                                           141            --             335          695
    Interest expense                                        (210)            --            (397)          --
    Foreign currency gain (loss)                              (1)             71           (182)          --
                                                          -------        -------        -------      -------
    Income  (Loss) before income taxes                        180         (3,025)         1,117       (9,034)

    Provision for income taxes                                 83            402            276        1,029

    Net Income  (Loss)                                        $97         (3,427)          $841      (10,063)
                                                          -------        -------        -------      -------
                                                          -------        -------        -------      -------
    Net Income  (Loss) per share                            $0.01         $(0.28)         $0.07       $(0.83)
                                                          -------        -------        -------      -------
                                                          -------        -------        -------      -------
    Weighted average common shares and equivalents         12,760         12,260         12,720        12,184
                                                          -------        -------        -------      -------
                                                          -------        -------        -------      -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CENTURA SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED



                                                                       Nine Months Ended September 30,
(IN THOUSANDS)                                                               1996          1995
                                                                           ------        ------
Cash flows from operating activities:
  Net Income (Loss)                                                         $ 841     $(10,063)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:

       Depreciation and amortization                                        2,255        2,852
       Amortization of and adjustments to capitalized software
          development costs                                                 1,162        1,612
       Provision for doubtful accounts                                       (220)          19
       Provision for sales returns and allowances                            (200)      (1,099)
    Changes in assets and liabilities:
       Accounts receivable                                                  3,326        1,984
       Inventories                                                            165           89
       Prepaid expenses and other current assets                             (197)      (1,738)
       Accounts payable and accrued liabilities                            (7,944)      (2,386)
       Deferred revenue                                                    (6,600)       3,729
       Other liabilities                                                      552          808
                                                                          -------      -------
          Net cash used in operating activities                            (6,860)      (4,193)
                                                                          -------      -------
Cash flows from investing activities:
  Maturities of investments                                                 7,207        7,369
  Capitalization of software costs                                         (1,426)      (2,300)
  Other assets                                                               (125)      (1,130)
  Additions to property and equipment                                        (662)      (2,286)
                                                                         --------     --------
          Net cash provided by  investing activities                        4,994        1,653
                                                                         --------     --------
Cash flows from financing activities:
  Repayment of note payable                                                  (243)           -
  Proceeds from notes payable                                                   -        9,396
  Repayment of capital lease obligations                                      (28)        (938)
  Proceeds from issuance of common stock, net                                 448        1,004
                                                                         --------     --------
         Net cash provided by  financing activities                           177        9,462
                                                                         --------     --------
Effect of exchange rate changes on cash and cash equivalents                  (72)          11
                                                                         --------     --------
Net increase (decrease) in cash and cash equivalents                       (1,761)       6,932
Cash and cash equivalents at beginning of period                            9,865        7,031
                                                                         --------
Cash and cash equivalents at end of period                                $ 8,104     $ 13,963
                                                                         --------     --------
                                                                         --------     --------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CENTURA SOFTWARE CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              UNAUDITED

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     METHOD OF PREPARATION. The condensed consolidated balance sheets as of September 30, 1996 and the condensed consolidated statements of operations and cash flows for the periods ended September 30, 1996 and 1995 have been prepared by the Company, without audit. The financial statements for the period ended September 30, 1995 have been restated (see Notes to the Company's Annual Report on Form 10-K for the year ended December 31, 1995). In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

     The Company has reached a binding settlement agreement with plaintiffs' counsel in this lawsuit, and gained court approval on September 30, 1996. Under the terms of the agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. The Company's directors and officers' liability insurer will pay approximately $2 million of the cash contribution to the settlement fund. The 1995 financial statements include $15.3 million in litigation expense for the agreement and associated legal expenses.

     As of September 30, 1996, to the best of the Company's knowledge there were no other pending actions, potential actions, claims or proceedings against the Company that were likely to result in potential damages that would have a material adverse impact on the Company's financial statements. As noted in the "Risk Factors" in Item 2 below, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

                                    ITEM 2.

                         CENTURA SOFTWARE CORPORATION

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

RESULTS OF OPERATIONS:

     NET REVENUES. During 1995, the Company restated revenues on certain product licensing arrangements for fiscal years 1995, 1994, and 1993, excluding the fourth quarter of 1995. For these contracts the Company has deferred recognition of revenues until the customer indicates that it has sublicensed or distributed the product. The restatement resulted in an increase of operating revenues of $1.2 million in the third quarter of 1995.

      Net revenues decreased 13% to $14.6 million for the third quarter of 1996 from $16.9 million for the third quarter of 1995. For the first nine months of 1996 net revenue decreased 12% to $45.6 million from $51.8 million for the first nine months of 1995. International revenues accounted for approximately 64% of net revenues in the third quarter of 1996 compared to 61% in the third quarter of 1995. International revenues were approximately 61% of net revenues for the first nine months of 1996 and also 1995. Revenue from expired contracts amounted to $0.6 million and $0 in the third quarter of 1996 and 1995, respectively. For the first nine months of 1996 revenue from expired contracts was $1.3 million compared to $0.5 million for the same period in 1995.

     Product revenues decreased by $2.6 million or 20% to $10.4 million for the third quarter of 1996 compared to the third quarter of 1995. For the first nine months of 1996 product revenues decreased 17% to $33.0 million from $39.7 million for the same period of 1995. Sales of the new Centura product line, introduced in May, accounted for approximately 15% of product revenues in the third quarter of 1996. The remaining third quarter 1996 product revenues were split between database and tools/connectivity software at 64% and 36%, respectively. In the third quarter of 1995, database products and tools/connectivity software accounted for 46% and 54% of product revenues, respectively. For the first nine months of 1996, product revenues from the new Centura line were 15% of the total with the reamining revenues split 59% database and 41% tools/connectivity software, compared to 50% and 50% for the same period of 1995. Channel sales accounted for 55% of net revenues for the third quarter of 1996, compared to 56% for the third quarter of 1995. For the first nine months of 1996 channel sales were 51% compared to 55% for the same period in 1995.

     Service revenues increased 8% to $4.2 million for the third quarter of 1996 from $3.8 million for the third quarter of 1995. For the first nine months of 1996 service revenues increased to $12.6 million from $12.1 million in the same period of 1995, an increase of 4%.

     COST OF PRODUCT. Cost of product as a percentage of product revenues was 10% for the third quarter of 1996, and 11% for the first nine months of 1996 compared to 14% and 14% for the same periods of 1995.

     COST OF SERVICES. Cost of services as a percentage of service revenues was 55% for the third quarter of 1996 and 53% for the first nine months of 1996 compared to 67% and 66% for same periods of 1995. This reduction in percentage reflects the impact of restructuring and other costs reduction efforts completed in the fourth quarter of Fiscal 1995.

     SALES AND MARKETING EXPENSES. For the third quarter of 1996, the Company spent $6.7 million, or 45% of net revenues, in sales and marketing activities, compared to $11.0 million, or 65% of net revenues, for the third quarter of 1995. In the first nine months of 1996, sales and marketing expenses were $20.9 million or 46% of net revenues compared to $32.9 million or 63% for the same period in 1995. The reduction in sales and marketing expense for the first nine months of 1996 compared to the same period in 1995 reflects the Company's commitment to control spending, while continuing its worldwide marketing efforts.

     RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:


(IN THOUSANDS)                                 Three months ended      Nine months ended
                                                 September 30,            September 30,
                                               ------------------      -----------------
                                                 1996     1995          1996       1995
                                                 ----     ----          ----       ----
Dollar Amounts:
 Gross research and development expenses        $2,888   $3,239        $9,796     $10,006
 Capitalized software development costs            (75)    (420)       (1,426)     (1,178)
                                                ------   ------        ------     -------
 Net research and development expenses          $2,813   $2,819        $8,370      $8,828
As a Percentage of Net Revenues:
 Gross research and development expenses            20%      19%           21%         19%
 Net research and development expenses              19%      17%           18%         17%


     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 16% to $1.48 million for the third quarter of 1996 from $1.76 million for the third quarter of 1995. For the first nine months of 1996 these expenses decreased 25% to $4.6 million compared to $6.1 million in the same period of 1995. In 1995, the Company began a program of reducing administrative expenses by staff reductions, deferring MIS projects, and reductions in discretionary spending. The Company is now experiencing the benefits of this program, in reduced general and administrative expenses. Additionally, the Company completed a restructuring announced on January 2, 1996, the costs of which were accrued in the fourth quarter of 1995, which further reduced general and administrative staff.

     OTHER INCOME (EXPENSE). Other income (expense) is comprised of interest income, interest expense, and gains or losses on foreign currency transactions. For the third quarter of 1996 other income (expense) was $(0.1) million, compared to $0.1 million for the third quarter of 1995. For the first nine months of 1996 other income (expense) was $(0.2) million compared to $0.7 million in the same period of 1995.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $83,000 in the third quarter of 1996 and $402,000 in the third quarter of 1995. For the first nine months of 1996, income tax provision was $276,000 versus $1,029,000 in the same period of 1995. The provision primarily relates to foreign withholding taxes. Due to the Company's existing NOL position with regard to prior years, no tax provision was made for income in this quarter.

LIQUIDITY AND CAPITAL RESOURCES:

     At September 30, 1996, the Company had a deficit working capital position of $21.8 million. Net cash used in operating activities in the first nine months of 1996 was $6.8 million. Approximately $5.9 million of the $6.8 million was associated with the shareholder lawsuit, restructuring and one time charges expensed during fiscal 1995. For the first nine months of 1996, cash provided by investing activities totaled $5.0 million, which related primarily to the maturities of short-term investments of $7.2 million, which was offset by the capitalization of software development costs of $1.4 million and additions to property and equipment of $0.8 million.


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

     CENTURA PRODUCTS. The Company's strategy, including the change in the Company's name, is centered on the successful delivery and market acceptance of its Centura product line. The initial release of the Centura products occurred in May 1996, with additional products scheduled for delivery throughout 1996 and 1997. The failure to deliver these products as scheduled or their failure to achieve early market acceptance could have a material adverse affect on the Company's business, operating results and financial condition.

     NEED FOR ADDITIONAL EQUITY FINANCING. Additional equity financing may be necessary to meet NASDAQ minimum net worth requirements. Furthermore, the Company is dependent upon achieving a reasonable operating performance to satisfy its current and future financing needs. During 1995, the Company completed a private debt placement with Computer Associates International of approximately $10 million dollars. If the Company needs further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's stockholders.

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

     COMPETITION. The market for client/server system software is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and changing customer requirements. The Company's competitors include providers of sophisticated database software including IBM, Informix Corporation, Ingres, Oracle Corporation and Sybase, Inc. The Company also faces competition from the providers of PC-based software products, including Microsoft Corporation and Borland International. In addition, the Company faces competition from providers of software specifically developed for the PC client/server market, including front-end tools offered by Sybase's Powersoft Division, Microsoft, and Forte, and potentially from vendors of applications development tools based on fourth-generation languages or computer-aided software engineering technologies. Many of the Company's competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. Furthermore, these competitors could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or bundling existing or new products with other, more established products. The Company's products experienced increased competition in 1995 and the first nine months of 1996, resulting in price reductions and loss of market share. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect in the future.

     NEW PRODUCT RISKS; RAPID TECHNOLOGICAL CHANGE. The market for the Company's software products and services is characterized by dynamic customer demands, rapid technological and marketplace changes, and frequent new product introductions. The Company believes that its future success will depend on its ability to enhance its existing products and introduce new products , through acquiring or internal development , on a timely and cost-effective basis that meet dynamic customer requirements. The Company has experienced delays in introducing new products and enhancements which resulted in loss or delays of product revenues. In addition, programs as complex as the software products offered by the Company may contain undetected errors or bugs when they are first introduced which could adversely affect commercial acceptance of such products. Centura Software's success will also depend on the ability of its products to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMSs. There can be no assurance that the Company will be able to respond effectively to technological changes or product announcements by competitors. Furthermore, the Company may announce new products, capabilities or technologies that have an immediate adverse impact on the Company's existing product offerings. Commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance.

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

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's revenues and operating results have fluctuated and may vary substantially from period to period. Whilst the Company has reported profits in the first three quarters of 1996, it had net losses of $44.1 million and $31.8 million for fiscal years 1995 and 1994, respectively. There can be no assurance that the restructuring of the Company's business strategies and tactics completed in early 1996 will be successful or that the Company will be able to sustain any such profitability on a quarterly basis. The product licensing arrangements which are subject to sell through revenue recognition will make estimation of revenues dependent on customer reporting. Thus, estimation of operating results prior to the end of a quarter becomes extremely uncertain. The Company has operated historically with little or no backlog of traditional boxed product shipments. Centura has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results. The Company has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are substantially dependent on orders booked in the last month. Because the Company's operating expenses are based on projected annual and quarterly revenue levels, operating results for a particular period may be adversely affected by delays in or loss of orders. Additional factors have caused and may in the future cause, the Company's revenues and operating results to vary significantly from period to period. These factors include: delays in introduction of products or product enhancements; size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; market acceptance of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions

     COMPONENTIZED MARKETS: The advent of so-called componentized software may alter the way in which customers buy software. As specific software functionality can be bundled into smaller units or objects rather than in broad, highly functional products such as the Company's development tools, customers may be less willing to buy such broad, highly functional products. If such a trend continues, there can be no assurance that the Company will be able to repackage and efficiently distribute its products in such componentized packages. The costs and efforts necessary to package and distribute such components are largely unknown. Failure of the Company to introduce componentized products successfully and cost-effectively could have a material adverse affect on the Company's business, operating results and financial condition.

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

     POSSIBLE VOLATILITY OF STOCK PRICE. The market for the Company's stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and the first nine months of 1996 and may continue to be subject to wide fluctuations in response to quarterly variation in operating and financial results and announcements of new products or customer contracts by the Company or its competitors. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

                          PART II:  OTHER INFORMATION

                          CENTURA SOFTWARE CORPORATION


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

     The Company has reached a binding settlement agreement with plaintiff counsel in this lawsuit, and obtained court approval on September 30, 1996. Under the terms of the agreement, the Company will provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. $2 million of the cash contribution to the settlement fund will be paid by the Company's directors and officers' liability insurer. As a result of the settlement, shares outstanding will increase by approximately 15% based on the settlement price. The 1995 financial statements include $15.3 million in litigation expense for the agreement and associated legal expenses.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held it's Annual Meeting of shareholders on September 24, 1996. There were present at the meeting , in person or represented by proxy, the holders of 11,437,046 shares of Common Stock, which represented approximately 90.5% of the outstanding shares of Common Stock. The matters voted on at the meeting and the votes cast were as follows :

1.   All Management's nominees for directors were elected as listed below :

     Name of Nominee                                             Votes Cast
     ---------------                                             ----------
     Umang P. Gupta. . . . . . . . . . . . . . .   For           10,765,867
                                                   Withheld         671,179

     Samuel M. Inman . . . . . . . . . . . . . .   For           11,211,511
                                                   Withheld         225,495

     D. Bruce Scott. . . . . . . . . . . . . . .   For           10,797,677
                                                   Withheld         639,369

     William O. Grabe. . . . . . . . . . . . . .   For           11,214,521
                                                   Withheld         222,525

     Max D. Hopper . . . . . . . . . . . . . . .   For           11,217,579
                                                   Withheld         219,467

     Anthony Sun . . . . . . . . . . . . . . . .   For           11,211,901
                                                   Withheld         225,145


2. The approval of an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 2,000,000 shares. There were 5,269,505 shares of Common Stock voting in favor, 970,093 shares of Common Stock voting against, 1,109,097 shares of Common Stock abstaining and 4,088,351 non-votes.

3. The approval of an amendment to the Company's 1992 Employee Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares to an aggregate of 400,000 shares. There were 6,967,770 shares of Common Stock voting in favor, 480,193 shares of Common Stock voting against , 18,804 shares of Common Stock abstaining and 3,970,279 non-votes.

4. The approval of the adoption of the 1996 Directors' Stock Option Plan and the reservation of 500,000 shares of Common Stock for issuance thereunder. There were 6,379,669 shares of Common Stock voting in favor, 923,538 shares of Common Stock voting against , 45,518 shares of Common Stock abstaining and 4,088,321 non-votes.

5. The approval of an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the company to Centura Software Corporation. There were 11,358,401 shares of Common Stock voting in favor, 50,902 shares of Common Stock voting against, 18,018 shares of Common Stock abstaining and 9,725 non-votes.

6. The ratification of the appointment of Price Waterhouse LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996. There were 11,383,871 shares of Common Stock voting in favor, 40,157 shares of Common Stock voting against, 13,018 shares of Common Stock abstaining and 0 non-votes.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           Exhibit
           Number   Description
          --------  ---------------------------------------------------------
             3(i)   Articles of Incorporation of Registrant , as amended on
                    September 24, 1996.

             3(ii)  Bylaws of Registrant, as amended on September 24, 1996.

            10.4 1992 Employee Stock Purchase Plan , as amended on September 24, 1996.

            10.14   1995 Stock Option Plan , as amended on September 24, 1996.

            10.19 1996 Directors' Stock Option Plan and forms of agreement thereunder.

            10.20 Stipulation of Settlement dated July 19, 1996 in re the Registrant's Securities Litigation between Plaintiff's Settlement Counsel and the Registrant's Counsel , including exhibits thereto , and related Final Judgment and Order of Dismissal dated September 30,1996.

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




                            CENTURA SOFTWARE CORPORATION



                              /s/ Richard A. Gelhaus
                            ---------------------------------------------
                            Senior Vice President and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)


                            Date:  November 13, 1996