Form 10-K
period 1996-12-31
GUPTA CORP
filed 1997-03-31
CIK 895021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD         TO

                        COMMISSION FILE NUMBER: 0-21010

                          CENTURA SOFTWARE CORPORATION

             (Exact name of registrant as specified in its charter)

          CALIFORNIA                94-2874178
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

 1060 MARSH ROAD, MENLO PARK,         94025
          CALIFORNIA
    (Address of principal           (Zip Code)
      executive offices)

       Registrant's telephone number, including area code: (415) 321-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _  No X

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $56,775,510 as of February 28, 1997, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 1997, there were 13,763,760 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties under "Risk Factors".

OVERVIEW

Centura Software Corporation (the "Company"), formerly Gupta Corporation, provides application development and deployment software to organizations building and deploying large-scale client server and Web-based applications. The Company's product lines include development tools (SQLWINDOWS and CENTURA), compact databases (SQLBASE), and connectivity products (SQLHOST) that enable teams of developers to build and deploy scaleable client/server applications. The Company offers these products: CENTURA, a product evolved from SQLWINDOWS logic that helps customers develop and deploy 32-bit, next generation client/server applications in traditional two- and multi-tiered client/server environments as well as the Internet and corporate Intranet environments. (The Internet is also referred to hereinafter as the "World Wide Web" or the "Web" and corporate internal webs are referred to as "Intranets"). Created specifically to meet the needs of organizations seeking the power to move from workgroup and enterprise pilot projects into large enterprise applications, CENTURA delivers client/server application scalability, Internet integration, and drag and drop data replication facilities. SQLWINDOWS is an open client/server development environment for creating multi-database applications on desktop platforms. SQLBASE consists of small-footprint database products that help businesses deploy decentralized applications easily and cost-effectively. SQLHOST allows organizations to integrate DB2 or legacy data into a client/server environment without compromising performance, control, or security.

The Company's products enable customers to obtain the benefits of personal computer ("PC") client/server (including Web-based) computing, while preserving their investments in corporate data sources. The Company has established stratified distribution channels that provide broad market coverage for its products and address the specific needs of its varied customer segments worldwide. The Company's products are used in at least 75 countries by organizations including Automatic Data Processing ("ADP"), Citibank N.A., Daimler-Benz, Ford Motor Company, Illinois Power, Mobil Oil, Mutualite Fonction Publique, NASA, New Zealand Post, Norfolk Southern, Ontario Hydro, ORE-IDA Foods, Siemens-Nixdorf Informations Systeme AG ("Siemens-Nixdorf"), The Southern Company, United Airlines, United Parcel Service, Westinghouse, and the States of Alaska and Delaware.

INDUSTRY OVERVIEW

Over the past few decades, organizations have increasingly used their computing systems to improve their management of mission-critical business functions, such as manufacturing, distribution, customer support, finance and administration.
In the 1970's and 1980's, computing environments for such applications were dominated by large computer systems with a mainframe or minicomputer acting as a host processor for terminals with very limited computing power. These traditional host-based systems are expensive to install and maintain, and related software development is typically time consuming. In addition, management of and access to the critical information resources residing on these systems is generally limited to a staff of dedicated management information systems ("MIS") professionals and relatively inaccessible to a broader base of users.

In the late 1980s, a new architecture for information processing called "client/server" computing emerged to address the many shortcomings of host-based systems. Client/server computing typically provides increased functionality at a lower hardware and software cost, an easier-to-use operating environment and information access by a broader base of users. A client/server system typically consists of multiple intelligent desktop client computers linked in a network with high performance server computers. The client replaces the dumb terminal employed in host-based systems and has resident software that manages the user interface and performs local data access and manipulation. The server performs many of the functions previously performed by the host in a host-based system, such as network management, data storage, printing, communications, and data security and integrity.

The widespread use of increasingly powerful PCs has made it possible for organizations to deploy client/server systems based on local area networks ("LANs"), thereby increasing the benefits of the large existing installed base of PCs. A LAN is a group of computers connected for the purpose of sharing data and networked resources such as printers and data storage devices. PC client/server computing combines the benefits of host-based systems with the cost-effectiveness and ease of use of PCs. Other factors increasing the deployment of PC client/server systems include the continued decline in the costs of high-performance PCs and improvements to PC operating systems, including easy-to-use graphical user interfaces such as those incorporated in Microsoft Corporation's ("Microsoft's") Windows and Windows 95, and International Business Machines Corporation's ("IBM's") OS/2 operating systems. In addition, connectivity software is available to enable PC clients to access varied data sources, including existing mainframes and minicomputers, thereby protecting an organization's investment in these host-based systems.

Similar to the rapid emergence of PC's and LAN's in the late 1980's and early 1990's, the emergence of the Web over the past several years has raised new challenges to organizations. The Web opens the corporate data sources and applications to new and highly distributed end-users who typically operate through standard platform-independent user environments, commonly known as "browsers" and typically also run on PCs. Such users typically demand a high level of access to data and applications and to new applications that take advantage of the user environment. The demands of such users are typically unpredictable and raise new issues of security, response and data availability.

A traditional PC client/server system can be deployed as a stand-alone system in a small or medium sized organization or as a departmental system within a larger organization. Web-based systems can be deployed as simple departmental systems or highly distributed networks that can provide access to users in locations and geographies outside the corporate network. There is also an increasing trend toward disconnected or so-called "mobile" applications where a stand-alone or laptop PC manages data locally and may be connected asynchronously to centralized, host-based data sources. Such systems can also be deployed as part of an overall enterprise system combining stand-alone PCs, multiple PC client/servers and enterprise-wide servers.

The increase in the deployment of PCs - in both traditional client/server environments and increasingly for implementation and access to Web-based applications - is fueling demand by organizations, application software vendors and software consultants for specialized systems software utilizing PC, object-oriented, client/server or Web technologies. The software required to implement PC client/server systems includes end user and programmer tools, relational database management systems ("RDBMS") and connectivity software. End user tools facilitate the access of data stored throughout the network or across the Web. Programmer tools are used to create application programs for client PCs, while object-oriented technologies increase the productivity of programmers and programming teams and reduce the life-cycle cost of maintenance of such applications. RDBMS software facilitates data sharing in a network while maintaining data integrity and security through a sophisticated data access language called structured query language ("SQL"). Connectivity software enables the transfer of information between clients and servers as well as between PC client/servers and host-based information systems. A number of software companies have addressed specific segments of the PC client/server systems software market with software originally designed for other computing environments. However, a need has emerged for an integrated software solution that addresses all segments of this market and to be specifically optimized for the PC client/server environment.

The Company was founded to provide cost-effective software solutions developed and deployed on PC clients and servers. In 1996 and 1997 the Company has announced and delivered an extension to this architecture to also address the needs of Web-based applications as well. As the Company's products have matured, they have been augmented by multi-tier applications, an object repository, 32-bit architecture, and heterogeneous data replication. In addition to offering these enhanced technologies, the Company continues to support and improve its existing product lines to provide customers with a smooth transition to "next generation" client/server development. The Company's top line products are optimized for the next generation of client/server, which requires large-scale applications that can accommodate a decentralized business environment and the new challenges of the Internet and Web-enabled applications (i.e., accessing the Web or Intranets). The Company products include Web-enabled application development tools, a relational database and connectivity software.

As computing evolves into the next century, the reliance of businesses on information systems is expected to increase. More than ever before, information is a strategic corporate asset that can be translated into a significant competitive advantage. The emergence of the Web has placed new user demands for access to and management of that information. To fully harness the power of information in today's highly competitive economy, better information systems need to be built in less time. In the late 1980s and early 1990s, client/server technology spawned a revolution in information systems delivery. These systems have demonstrated business benefits that are driving the adoption of client/server for a broader and more challenging set of information system functions. To help businesses use information better than they have ever before, the next generation of client/server applications is required. Such applications should ideally also integrate with and embrace the Web.

The next generation of client/server systems will need to meet three business needs. First, these systems should automate more complex business processes and support more end users who rely on traditional client environments as well as enabling access from the Web. In other words, they need to scale up to deliver more functional and more widely deployed business solutions. Second, they need to encourage teamwork within the organization and help strengthen relationships with customers, suppliers, distributors and others outside the organization. Therefore, they should reach out to all entities involved in the business process, ranging from the customer to the CEO. Finally, they need to work together in a highly integrated manner to place all information resources at the command of decision makers and staff members. To do that, next generation systems should connect it all, i.e., integrate the disparate pieces of information technology throughout the organization, and thereby deliver greater business value than if they were used apart. In summary, the Company believes the next generation client/server systems need to scale up, reach out and connect it all, to deliver business benefits that result in a measurable and sustainable competitive advantage.

During 1996, the Company introduced its next generation product for building and deploying large-scale 32-bit client/server applications. The new product, CENTURA, builds on the Company's technology leadership over the last decade to help customers move to the next generation of client/server. With support for multi-tier applications, including those deployed on the World Wide Web, an object repository, 32-bit architecture, and heterogeneous data replication, this new product provides the productivity, flexibility, and scalability needed to build large-scale, multi-database applications. At the same time, the Company continues to support its existing products to provide customers with a smooth transition to next generation client/server development. See "Risk Factors - New Product Risks; Rapid Technological Change".

COMPANY STRATEGIES

The Company's objective is to be one of the leading suppliers of enterprise-scale client/server and Internet application development and deployment software. As part of this objective, the Company announced a restructuring of its organization and business strategies to reflect new positioning and to meet emerging market opportunities in next generation client/server and Web computing. Key elements of its strategies are highlighted below:

INTEGRATED PRODUCT LINE. The Company develops software specifically for development and deployment of PC client/server and Web-based applications. The Company's products provide users with the benefits of an integrated, cost-effective solution that supports multi-tier applications, an object repository, 32-bit architecture, heterogeneous data replication, object-oriented front-end tools, database and Web application servers and engines and connectivity software. This product line is evolving into a framework for migrating, integrating and scaling such applications to the Web. Such a framework will embrace (i) legacy or large system applications;
(ii) traditional two and multi-tiered client/server applications (including those developed with the Company's products and those from other vendors); and (iii) new Web-based applications that are yet to be developed. This product strategy distinguishes the Company from some software vendors that offer only a single product type such as front-end tools. Each of the Company's products is designed to be competitive with stand-alone products offered by other vendors. The Company also believes that its focus on PC and Web client/server applications development and deployment provides it with a competitive advantage over vendors that use software originally developed for larger computer systems. In addition, the ability of each product to operate separately and compatibly with products from other vendors also enables the Company to sell its software to those customers who may acquire part of the solution from other vendors. See "Risk Factors - New Product Risks; Rapid Technological Change" and "Highly Competitive Markets".

PRICE/PERFORMANCE. The Company provides software with advanced functionality and performance necessary for implementing client/server and Web-based systems, but at prices targeted for PCs, PC networks and Internet/Intranets rather than monolithic minicomputers or mainframes. The Company offers its database server products at prices generally lower than RDBMS server products designed for minicomputers. This pricing is designed to appeal both to entry-level programmers who are new to object-oriented application development as well as to teams of programmers in large organizations who need to build enterprise-wide applications.

The Company believes that value-oriented pricing models will continue to be necessary even as applications scale up to the multi-location and even multi-national enterprise. See "Risk Factors - Highly Competitive Markets".

DISTRIBUTION CHANNELS, PARTNERSHIPS AND STRATEGIC ALLIANCES. The Company distributes its products using a blended distribution model that provides incentives for its direct sales force to work closely with business partners. The Company's Synergy Partner Program is designed to meet the needs of businesses that include resellers, commercial application developers, consultants, independent software vendors ("ISVs"), and complementary tools providers. A number of companies, including SQL Financials and PeopleSoft, have strategic alliances with the Company to provide superior client/server solutions based on the Company's technology. See "Risk Factors - Dependence Upon Distribution Channels" and "Dependence on Third Party Organizations".

GLOBAL MARKET FOCUS. The Company has designed its products and established its marketing and sales channels to address the global market opportunities for PC client/server systems. The Company has established operations that have exclusive rights through subsidiaries and operations on six continents. Approximately 60% of the Company's net revenues for 1996 were derived from sales outside North America, and its products are installed in at least 75 countries. The Company generally launches new products on a worldwide basis. In addition, the Company has established an international distribution network through strategic partners, distributors and foreign subsidiaries. The Company's software products support international data conventions, and certain products have been localized into French, German and Japanese language editions.

SUPPORT PROGRAMS. The Company provides product support services directly and through third-party vendors to enable easy customer implementation of its client/server systems. The Company provides a variety of programs to support customers ranging from small development groups to those who require access to qualified support engineers 24 hours a day, seven days a week. Traditional service offerings are augmented with an informal support network through a forum on CompuServe, an Internet news group, and a strong presence on the World Wide Web.

The Company-certified training partners offer courses each year to assure customers of the right mix of classroom or on-site training.

PRODUCTS


The Company's development environments, compact database, and family of connectivity products enable teams of developers to build and deploy scaleable client/server applications. The Company's major products include:

CENTURA - The CENTURA product is based on SQLWINDOWS logic and helps customers develop and deploy 32-bit, next generation and Web-centric client/server applications. Created specifically to meet the needs of organizations seeking the power to move from workgroup and enterprise pilot projects into large enterprise applications, CENTURA delivers client/server application scalability, new Internet integration, and drag-and-drop replication facilities. The CENTURA products include CENTURA Team Developer, and CENTURA Ranger.

SQLWINDOWS - SQLWINDOWS is an open client/server development environment for creating, multi-database applications on desktop platforms. The Component Developer's Kit ("CDK"), an add-on, is a set of object-oriented interfaces into SQLWINDOWS that helps developers create reusable objects. SQLWINDOWS is available on Microsoft desktop and server platforms as well as on the Sun MicroSystem's Solaris platform ("Sun Solaris"). The product family includes SQLWINDOWS, SQLWINDOWS for Microsoft SQL Server 6, and SQLWINDOWS for the Solaris Operating Environment.

SQLBASE - The SQLBASE family consists of small-footprint database products that help businesses deploy decentralized applications easily and cost-effectively. These products - SQLBASE Server and SQLBASE Desktop - help organizations store data on machines ranging from mobile and single-user PCs to workgroup servers and company-wide database servers.


SQLHOST - The SQLHOST products allow organizations to integrate DB2 or legacy data into a client/server environment without compromising performance, control or security. SQLHOST for Visual Basic allows Visual Basic applications to access host-based data.

END USERS AND APPLICATIONS

No customer accounted for more than 10% of net revenues during the fiscal years ended December 31, 1996, 1995, or 1994.

The Company's products are used by end users in a wide variety of industries for different applications:

        Industry                                Application
--------------------------------------------------------------------------------
Aerospace                     Engineering information tracking and analysis
Automotive Products           Multi-media-based information management
Consulting Services           Information and human resource management
Consumer Products             Sales tracking
                              Central repository for corporate financial data
Financial Services            Various commercial real estate applications
                              Portfolio and credit tracking
                              Decision support for insurance underwriters
                              Tax preparation automation
Government                    Child welfare case management
Industrial Products           Sales administration and analysis
Non-profit                    Missionary information tracking
Petroleum and Chemicals       Chemical hazard assessment and evaluation
Pharmaceuticals               Document creation and management
Retail, Wholesale and         Enterprise security
Distribution                  On-line help desk telecommunications maintenance
                              Mission-critical pricing and production management
Systems Integration Services  Document-image processing
Telecommunications            Call tracking for technical support
                              Human resources management
Transportation                Economic analysis
Utilities                     Decision-support for purchasing
                              Marketing contact and customer support

MARKETING, DISTRIBUTION AND PRODUCT SUPPORT

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

Sales Organization              Size of Sale            Type of Sale
-------------------------------------------------------------------------------
Corporate Sales Organization       Large             Enterprise Projects
Channel Sales Organization      Small/Medium        Departmental Projects

The Company pursues similar distribution strategies internationally, tailoring those strategies to the specific requirements of particular foreign markets. Sales outside of North America represented approximately 60%, 61% and 56% of the Company's net revenues during 1996, 1995 and 1994, respectively. Certain risks are inherent in international operations. See "Risk Factors - International Sales and Operations" and "Recent Company Losses; Fluctuations in Quarterly Results".

CORPORATE SALES ORGANIZATION. The Company's corporate sales organization focuses primarily on customers establishing large, sophisticated, enterprise-wide client/server systems. These customers typically request support from either the Company or technically sophisticated third parties in establishing these systems. To address these requirements, the Company has established a modest internal sales force, which operates from eight sales locations in North America as well as offices located in France, Germany, Italy, Switzerland, Austria, Australia, Singapore, Mexico, the Netherlands, Belgium, and the United Kingdom.

To complement its internal sales force, the Company has increasingly focused energies on developing marketing arrangements with third parties, such as vertical software partners, hardware original equipment manufacturers ("OEMs") and systems integrators. The Company's vertical software partners develop and sell applications software for use with the Company's products and include Learmonth and Burchett Management Systems PLC (CASE tools), Artemis International (project management), PeopleSoft, Inc. (human resources), Project Software & Development, Inc. (facilities management), Aurum Software Inc. (sales management) and Spectrum Associates (manufacturing). In addition, the Company has an architecture which enables independent software vendors to use the Company's products to co-engineer enterprise-wide client/server applications or deliver add-on software. Hardware OEMs purchase the Company's products and bundle them with their personal computer hardware or applications software for resale to their customers. The Company currently has OEM relationships with AT&T Global Information Systems ("AT&T GIS," formerly NCR), Computer Associates International, Inc. ("CA"), IBM, Siemens-Nixdorf and other computer vendors.
The Company has entered into cooperative arrangements with system integrators, such as Electronic Data Systems, that build large, custom turnkey solutions for their corporate customers using the Company's products.

CHANNEL SALES ORGANIZATION. The Company's channel sales organization focuses on customers who need outside services to specify, design, build and deploy client/server systems. Increasingly, these customers include both medium and large size businesses. The Company reaches these customers through an indirect distribution channel, consisting of resellers, application developers, distributors, value-added resellers ("VARs") and consultants.

The Company also distributes its products through major independent distributors that may in turn sell such products to smaller VARs, resellers and dealers. The Company presently has distribution agreements with Ingram Micro, Inc., Techdata, Inc. and DistribuPro, for distribution of the Company's products in North America. The Company also has a network of international distributors, including Computer 2000 AG GmbH in Europe and Mitsubishi in Japan. Many of the Company's distributors carry competing product lines. The Company's distributors may from time to time be granted stock exchange or rotation rights. Such returns or exchanges are generally offset by an immediate replacement order of equal or greater value. Although the Company believes that, to date, it has provided adequate allowances for exchanges and returns, there can be no certainty that actual returns will not exceed the Company's allowances, particularly in connection with introduction of new products or enhancements.

In a number of markets, including rapidly growing client/server markets such as Japan, Korea, China/Hong Kong and Brazil, the Company has entered into multi-year master distribution agreements with unrelated companies that have also licensed the use of the Company's name. These organizations are in place to increase the Company's opportunities and penetration in such markets where the rapid adoption of client/server technologies is anticipated. While the Company believes that to date these agreements have increased the Company's penetration in these markets, there can be no certainty that this performance will continue nor that these relationships will remain in place. The Company has the option to acquire 100% of the outstanding stock of one of its foreign distributors, using a purchase price formula based on net profits and revenues.

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

MARKETING. To support its sales organizations, the Company conducts comprehensive marketing programs and cooperative selling arrangements with the Company's strategic partners. The Company's marketing programs include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The Company has entered into cooperative selling arrangements with strategic partners, including AT&T GIS, Hewlett-Packard Company, ICL Personal Systems, Microsoft, Siemens-Nixdorf and Sun MicroSystems that provide joint marketing or network solutions for incorporating their products with the Company's products. The Company has cooperative selling arrangements with Microsoft and IBM for the AS/400 computing environment. The Company also cooperates with suppliers of competitive client/server software, such as Oracle Corporation ("Oracle") and Sybase, Inc., ("Sybase"), when customers desire large-scale, joint solutions that include front-end tools from the Company.

The majority of the Company's revenues have been derived from the licensing of software products for PC client/server systems, and such products are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, broad market acceptance of PC client/server systems is critical to the Company's future success. Failure of the Company to successfully implement its sales and marketing strategies, or the loss of one or more resellers, distributors, vertical software partners or other marketing partners, could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors - Dependence Upon Distribution Channels" and "Market Acceptance of PC Client/Server Systems".

CUSTOMER SUPPORT AND SERVICE. The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction in the PC client/server market.

Customer requirements for support and service vary depending on factors such as the number of different hardware and software vendors involved in an installation, the complexity of the application and the nature of the hardware configuration. The Company offers flexible multi-tiered technical support programs tailored to these specific customer needs. The Company offers a licensed maintenance service to all its customers to provide timely bug fixes and software enhancements. In addition, the Company provides technical support through a telephone hotline service. For the large enterprise-wide customer, the Company offers comprehensive premium support programs. The Company also maintains an interactive electronic bulletin board that facilitates real-time access between the Company and its customers. The Company broadens its support coverage through its worldwide network of authorized support centers, certified business partners and authorized consultants. See "Risk Factors - Dependence on Third Party Organizations".

RESEARCH AND PRODUCT DEVELOPMENT

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

The Company is committed to continued development of new technologies for PC client/server computing. The Company supports or intends to support major advanced 32-bit operating systems, including Microsoft Windows 95, Microsoft Windows NT, Novell NetWare and Sun Solaris. In addition, the Company plans to continue to offer upgrades to its products. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors - New Product Risks; Rapid Technological Change" and "Componentized Markets".

During 1996, 1995 and 1994, the Company's expenditures in research and development, net of capitalized software, were $11.0 million, $14.4 million and $11.2 million, representing 17%, 22% and 20% of net revenues, respectively. As of December 31, 1996, the Company had 74 employees engaged in product development activities.

COMPETITION

The market for client/server system software is intensely competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this market relating to PC and Web client/server software, and the Company's current and prospective competitors offer a variety of solutions to address this market segment. The Company's competitors include providers of sophisticated database software originally designed and marketed primarily for use with mainframes and minicomputers. These competitors include IBM, Informix Corporation, Ingres, Oracle, and Sybase. The Company also faces competition from the providers of PC-based software products, including Microsoft and Borland International ("Borland"). These competitors offer database server products and front-end tools designed for stand-alone PCs but may currently or may in the future offer additional integrated PC client/server software. In addition, the Company faces competition from providers of software specifically developed for the PC client/server market, including tools competitors, such as Sybase's Powersoft Division, Microsoft, and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase's Micro DecisionWare Division. The Company also faces potential competition from vendors of applications development tools based on 4GLs (generation languages) or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment, additional competitors or potential competitors have emerged.

Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors have established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's offerings. These companies could also bundle existing or new products with more established products to compete with the Company. Furthermore, as the PC and Web client/server market expands, a number of companies with significantly greater resources than the Company, could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company or by introducing products specifically designed for the PC and Web client/server market.

The principal competitive factors affecting the market for the Company's products include product architecture, performance, functionality, price, product quality, customer support, breadth of distribution and name recognition. The Company experienced increased competition during 1996, 1995, and 1994, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors - Highly Competitive Markets" and "Market Acceptance of PC Client/Server Systems".

INTELLECTUAL PROPERTY

The Company currently has one patent issued on its SQLWINDOWS and CENTURA products and relies on a combination of trademark, copyright and trade secret protection and nondisclosure agreements to establish and protect its proprietary rights. Policing unauthorized use of the Company's technology is expensive and difficult, and there can be no assurance that these measures will be successful. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that ultimately factors such as the technical expertise and innovative skill of its personnel, its name recognition, and ongoing product support and enhancements may be more significant in maintaining the Company's competitive position.

The Company provides its software products to customers under non-exclusive, non-transferable license agreements. As is customary in the software industry, to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. Under the Company's current standard form of end user license agreement, licensed software may be used solely for the customer's internal operations, except for limited deployment rights provided in certain of its SQLWINDOWS packages, and only on designated computers at specified sites. The Company relies primarily on "shrink-wrap" licenses for the protection of certain products. A shrink-wrap license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser can use the product, and binds the purchaser by its acceptance and purchase of the software products to such terms and conditions. Shrink-wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

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

EMPLOYEES

As of December 31, 1996, the Company had 270 full-time employees, including 74 in research and development, 7 in manufacturing, 105 in sales and marketing, 40 in technical services and 44 in finance and administration. The Company maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relationship with its employees is good. The Company believes that the success of its business will depend in large part on its ability to attract and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

RISK FACTORS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Annual Report on Form 10-K. In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

RECENT COMPANY LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. While the Company reported a profit of $2.0 million for fiscal year 1996, it had net losses of $44.1 million and $31.8 million for fiscal years 1995 and 1994, respectively. There can be no assurance that the restructuring of the Company's business strategies and tactics, commenced in early 1996, will be successful or that the Company will be able to sustain any such profitability on a quarterly or annual basis. The Company's product licensing arrangements are subject to sell-through revenue recognition which makes estimation of revenue dependent on reporting by the Company's resellers and distributors and extremely uncertain. In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including, general market demand for the Company's products; the size and timing of individual orders during a quarter; the Company's ability to fulfill such orders; introduction, localization or enhancement of products by the Company; delays in the introduction and/or enhancement of products by the Company and its competitors; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in the Company's strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions. Sales of the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company's financial results also may vary as a result of seasonal factors including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows.

Although the Company has operated historically with little or no backlog of traditional boxed product shipments, it has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results during such quarters. It has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has also experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, or the actual loss of product orders can cause significant variations in operating results from quarter to quarter. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. To the extent that the Company's expenses precede or are not subsequently followed by increased revenues, its business, operating results and financial condition could be materially and adversely affected. Due to the foregoing factors, it is likely that the Company's operating results for some future quarter will fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock could be materially and adversely affected. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

VOLATILITY OF THE COMPANY'S COMMON STOCK PRICE. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1995 and 1996 and may continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of new products or customer contracts by the Company or its competitors, litigation and other factors. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of its common stock price.

POTENTIAL DILUTIVE EFFECT TO SHAREHOLDERS. On May 2, 1994, a lawsuit was filed against the Company and certain of its officers and directors by a holder of the Company's common stock, on his own behalf and purportedly on behalf of a class of others similarly situated (the "Class Action Lawsuit"). The Company reached a binding settlement agreement (the "Settlement Agreement") with plaintiffs' counsel in the lawsuit, and gained court approval of the Settlement Agreement on September 30, 1996. As part of the settlement, the Company agreed to provide up to a maximum of 2,500,000 shares of its common stock (the "Settlement Shares") to a fund to be distributed among the members of the plaintiff class. As of December 31, 1996, 1,048,296 Settlement Shares had been issued and distributed, with the remaining number of Settlement Shares to be determined, issued and distributed according to the Plan of Allocation set forth in the Settlement Agreement. The maximum number of additional Settlement Shares required by the Settlement Agreement is 1,451,704. Issuance of the Settlement Shares is exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(a)(10) of the Securities Act, which provides for exemption of registration under the Securities Act for securities issued pursuant to terms and conditions which have been approved, after a hearing on the fairness of such terms and conditions, by a United States court. As a result, the Settlement Shares, when issued and delivered in accordance with the Settlement Agreement approved by the United States District Court for the Northern District of California, will be fully tradeable, fully paid and non-assessable. Issuance of such shares by the Company will dilute the beneficial ownership of existing the Company shareholders. See Note 6 of Notes to Consolidated Financial Statements.

From time to time, the Company issues shares of common stock pursuant to its 1992 Employee Stock Purchase Plan and pursuant to options granted under its 1995 Incentive Stock Option Plan and 1996 Directors' Stock Option Plan. Additional options remain outstanding and are exercisable pursuant to the Company's 1986 Incentive Stock Option Plan, which terminated in July 1996.
As of February 28, 1997, the Company had reserved (i) an aggregate of 2,000,000 shares of common stock issuable to employees and consultants pursuant to its 1995 Stock Option Plan, of which 693,499 shares are issuable upon exercise of outstanding options under such plan, (ii) an aggregate of 1,885,757 shares of common stock issuable to employees and consultants pursuant to its 1986 Incentive Stock Option Plan, of which 1,885,757 shares are issuable upon exercise of outstanding options under such plan, (iii) an aggregate of 400,000 shares of common stock issuable to employees pursuant to its 1992 Employee Stock Purchase Plan, of which 104,306 shares are available for future issuance under such plan, (iv) 500,000 shares of common stock issuable to non-employee directors pursuant to its 1996 Directors' Stock Option Plan, of which 200,000 shares are issuable upon exercise of outstanding options under such plan. Future issuance of such shares of the Company's common stock pursuant to any of the foregoing Company stock plans will dilute the beneficial ownership of existing Company shareholders.

NEED FOR ADDITIONAL EQUITY FINANCING. The Company may be required to seek additional equity financing to meet NASDAQ minimum net worth requirements and for continuing operations. Furthermore, the Company must achieve a reasonable operating performance to satisfy its current and future financing needs. During 1995, the Company completed a private debt placement with CA of approximately $10.0 million. If the Company needs further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's shareholders.


NEW PRODUCT RISKS; RAPID TECHNOLOGICAL CHANGE. The markets for the Company's software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and computer operating environments, and frequent new product introductions and enhancements. As a result, the success of the Company depends substantially upon their ability to continue to enhance their existing products, develop and introduce in a timely manner new products incorporating technological advances and meet increasing customer expectations, all on a timely and cost-effective basis. To the extent one or more competitors introduce products that better address customer needs, the Company's business could be adversely affected. The Company currently markets the following primary products: CENTURA, SQLWINDOWS, SQLBASE and SQLHOST. Its strategy, including the recent change in the Company's name, is centered on the successful delivery and market acceptance of its CENTURA products. The release of the CENTURA line of products occurred in May
1996. The Company's success will also depend on the ability of its products to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Any failure to deliver these products as scheduled or their failure to achieve early market acceptance as a result of competition, technological change, failure of the Company to timely release new versions or upgrades, the failure of such upgrades to achieve market acceptance or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially and adversely affected.

The Company depends substantially upon internal efforts for the development of new products and product enhancements. The Company has in the past experienced delays in the development of new products and product versions, which resulted in loss or delays of product revenues, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. Also, software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements, respectively, after their introduction. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that errors will not be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

From time to time, the Company or its competitors may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company has historically experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. The Company provides allowances for anticipated returns, and believes its existing policies result in the establishment of allowances that are adequate, and have been adequate in the past, but there can be no assurance that product returns will not exceed such allowances in the future. The announcement of currently planned or other new products may cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on business, operating results and financial condition of the Company. See "Research and Product Development" and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

HIGHLY COMPETITIVE MARKETS. The markets for software products such as the Company's products are intensely competitive, subject to rapid change and characterized by constant demand for new product features, pressure to accelerate the release of new products and product enhancements and to reduce prices. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. Competitors of the Company include, among others, providers of sophisticated database software, originally designed and marketed primarily for use with mainframes and minicomputers, including IBM, Informix Corporation, Ingres, Oracle and Sybase. The Company also faces competition from providers of PC-based software products, including Microsoft and Borland. These competitors offer database server products and front-end tools designed for stand-alone PCs but may currently or may in the future offer additional integrated PC client/server software. In addition, the Company faces competition from providers of software specifically developed for the PC client/server market, including front-end tools offered by Sybase's Powersoft Division, Microsoft, and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase's Micro DecisionWare Division. The Company also faces potential competition from vendors of applications development tools based on 4GLs or CASE technologies. With the emergence of the World Wide Web as an important platform for application development and deployment, additional competitors or potential competitors have emerged.

Many of the Company's competitors or potential competitors have longer operating histories and significantly greater financial, managerial, technical, and marketing resources, as well as greater name recognition and a larger installed base, than the Company. A variety of potential actions by any of these competitors, including a reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products or features, acquisitions of software applications or technologies from third parties, the formation of strategic alliances, product giveaways or product bundling could have a material adverse effect on the business, operating results and financial condition of the Company. The Company's products experienced increased competition in 1995 and 1996, resulting in loss of market share. Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. Such competition has in the past and may again in the future result in price reductions and/or loss of market share and has in the past and may again in the future have a material adverse effect on the Company's business, operating results and financial condition. In particular, while the Company is currently developing additional product enhancements that it believes address customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results and financial condition. See " Competition".

MARKET ACCEPTANCE OF PC CLIENT/SERVER SYSTEMS. Substantially all of the Company's revenues have been derived from the licensing of software products for PC client/server systems. Licenses of such products are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. With the increasing focus on enterprise-wide systems, some customers may opt for solutions that favor mainframe or mini-computer solutions. Accordingly, some companies may abandon use of PC client/server systems, which could have a material adverse effect on the Company's future success. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

INTERNET SOFTWARE MARKET. The market for Internet software in general, and the segments of such market addressed by the Company's products in particular, are relatively new. The future financial performance of the Company will depend in part on the continued expansion of this market and these market segments and the growth in the demand for other products developed by the Company, as well as increased acceptance of the Company's products by MIS professionals. There can be no assurance that the Internet software market and the relevant segments of the market will continue to grow, that the Company will be able to respond effectively to the evolving requirements of the market and market segments, or that MIS professionals will accept the Company's products. If the Company is not successful in developing, marketing, localizing and selling applications that gain commercial acceptance in these markets and market segments on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected. See "Industry Overview".


DEPENDENCE UPON DISTRIBUTION CHANNELS. The Company relies on relationships with value-added resellers and distributors for a substantial portion of its sales and revenues. Some of the Company's resellers and distributors also offer competing products. Most of the Company's resellers and distributors are not subject to any minimum purchase requirements, can cease marketing the Company's products at any time, and may from time to time be granted stock exchange or rotation rights. The introduction of new and enhanced products may result in higher product returns and exchanges. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on the Company's business, operating results and financial condition. The Company also maintains strategic relationships with a number of vertical software vendors and other technology companies for marketing or resale of the Company's products. Any termination or significant disruption of the Company's relationship with any of its resellers or distributors, or the failure by such parties to renew agreements with the Company, could materially and adversely affect the Company's business, operating results and financial condition. Since 1994 the Company has reduced its resources devoted to North American corporate sales and also decreased its expenditures on corporate and product marketing. The Company expects to rely increasingly on third-party channels for sales of packaged product while focusing its corporate sales efforts on larger opportunities. Failure of the Company to successfully implement, support and manage the sales strategies could have a material adverse effect on the Company. During the year ended December 31, 1996, no customer or distributor of the Company accounted for 10% or more of its revenues.

The distribution channels through which client/server software products are sold have been characterized by rapid change, including consolidations and financial difficulties of distributors, resellers and other marketing partners including certain of the Company's current distributors. The bankruptcy, deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could result in a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that distributors will continue to purchase the Company's products or provide the Company's products with adequate promotional support. Failure of distributors to do so could have a material and adverse effect on the Company's business, operating results and financial condition.

In a number of markets, including rapidly growing client/server markets such as Japan, Korea, China/Hong Kong and Brazil, the Company has entered into quasi-exclusive multi-year agreements with independent companies that have also licensed the use of the Company's name. These agreements are in place to increase the Company's opportunities and penetration in such markets where the rapid adoption of client/server technologies is anticipated. While the

Company believes that to date these agreements have increased the Company's penetration in these markets, there can be no certainty that this performance will continue nor that these relationships will remain in place. The Company's future cost of maintaining its business in these markets could increase substantially if these agreements are not renewed. See
"Distribution and Product Support".

DEPENDENCE ON THIRD PARTY ORGANIZATIONS. The Company is increasingly dependent on the efforts of third party "partners", including consultants, system houses and software developers to implement, service and support the Company's products. These third parties increasingly have opportunities to select from a very broad range of products from the Company's competitors, many of whom have greater resources and market acceptance than the Company. In order to succeed, the Company must actively recruit and sustain relationships with these third parties. There can be no assurance that the Company will be successful in recruiting new partners or in sustaining its relationships with its existing partners.

INTERNATIONAL SALES AND OPERATIONS. International sales represented 60% and 61% of the Company's net revenues for the years ended December 31, 1996 and 1995, respectively. A key component of the Company's strategy is continued expansion into international markets, and the Company currently anticipates that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. The Company will need to retain effective distributors, and hire, retain and motivate qualified personnel internationally to maintain and/or expand its international presence. There can be no assurance that the Company will be able to successfully market, sell, localize and deliver its products in these international markets. In addition to the uncertainty as to the Company's ability to sustain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements and government controls, problems and delays in collecting accounts receivable, tariffs, export license requirements and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and certain other parts of the world, restrictions on the export of critical technology, and potentially adverse tax consequences, which could adversely impact the success of international operations. Sales of products by the Company currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition. See "Marketing, Distribution and Product Support - Customer Support and Service".

DEPENDENCE ON KEY PERSONNEL. The Company's future performance is substantially dependent on the performance of its executive officers and key product development, technical, sales, marketing and management personnel. The Company does not have employment or non-competition agreements with any of its employees except Sam Inman, the Company's CEO and President.. The loss of the services of any executive officer or other key technical or management personnel of the Company for any reason could have a material adverse effect on the business, operating results and financial condition of the Company.

The future success of the Company also depends on its continuing ability to identify, hire, train, motivate and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense and the Company has experienced difficulty in identifying and hiring qualified engineering and software development personnel. There can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon its business, operating results and financial condition. See "Employees" and "Directors and Executive Officers of Registrant".

PROPRIETARY RIGHTS. The success and ability of the Company to compete is dependent in part upon the Company's proprietary technology. While the Company relies on trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and customer support are more essential to establishing and maintaining a technology leadership position. The Company has one patent with respect to its SQLWINDOWS and CENTURA products. The Company believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Also, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use their products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite efforts to protect proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that is regarded as proprietary. Policing such unauthorized use is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of the Company's technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products, and the Company expects that it will increasingly be subject to such claims as the number of products and competitors in the client/server and Internet connectivity software market grows and the functionality of such products overlaps with other industry segments. In the past, the Company has received notices alleging that its products infringe trademarks of third parties. The Company has historically dealt with and will in the future continue to deal with such claims in the ordinary course of business, evaluating the merits of each claim on an individual basis. There are currently no material pending legal proceedings against the Company regarding trademark infringement. Any such third party claims, whether or not they are meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company, or at all. If the Company was found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Intellectual Property".

MANAGEMENT OF POTENTIAL GROWTH; INTEGRATION OF POTENTIAL ACQUISITIONS. In recent years, the Company has experienced both expansion and contraction of its operations each of which has placed significant demands on the Company's administrative, operational and financial resources. To manage future growth, if any, the Company must continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its work force. There can be no assurance that the Company will be able to perform such actions successfully. The Company intends to continue to invest in improving its financial systems and controls in connection with higher levels of operations. Although the Company believes that its systems and controls are adequate for the current level of operations, the Company anticipates that it may need to add additional personnel and expand and upgrade its financial systems to manage any future growth. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. In the future, the Company may make acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. There can be no assurance that the Company will be able to effectively achieve growth, or manage any such growth, and failure to do so could have a material adverse effect on the Company's operating results.

LEGAL PROCEEDINGS. There are currently no material pending legal proceedings against the Company or any of its subsidiaries, other than ordinary routine litigation incidental to the business of the Company. The Company operates, however, in a complex and volatile industry in which disputes, litigation, regulatory proceedings and other actions are a necessary risk of doing business. There can be no assurance that the Company will not participate in such legal proceedings and that the costs and charges will not have a material adverse impact on the Company's future success.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth information as of December 31, 1996, regarding the directors and executive officers of the Company:


            NAME                AGE                            POSITION
---------------------------    -----  --------------------------------------------------------------
Samuel M. Inman III. . . . .    46    President and Chief Executive Officer (Principal Executive
                                      Officer), Chairman of the Board of Directors
Richard A. Gelhaus . . . . .    54    Senior Vice President, Finance and Operations and Chief
                                      Financial Officer (Principal Financial and Accounting Officer)
Richard J. Heaps . . . . . .    44    Senior Vice President, Business Development and General
                                      Counsel
Earl M. Stahl. . . . . . . .    42    Senior Vice President, Engineering and Chief Technical Officer
Robert Bramley . . . . . . .    38    Vice President, Technical Services
Michael K. Keddington. . . .    37    Vice President, Marketing and North American Sales
Helmut G. Wilke. . . . . . .    42    Vice President, European Operations
D. Bruce Scott . . . . . . .    43    Director
William O. Grabe (1)(2). . .    58    Director
Max D. Hopper. . . . . . . .    62    Director
Anthony Sun (1)(2) . . . . .    43    Director

-----------------------
(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

Mr. Inman has served as Chairman of the Board of Directors since September 1996, President and Chief Executive Officer (Principal Executive Officer) since December 1995, and President and Chief Operating Officer since April 1995. Prior to joining the Company, Mr. Inman served as President and Chief Operating Officer of Ingram Micro Inc., the largest microcomputer products distributor worldwide, where he was responsible for overseeing and managing Ingram's U.S. operations. Prior to joining Ingram, Mr. Inman, a 21-year veteran of IBM, served as President of IBM's Personal Computer Company for the Americas. He is a graduate of Purdue University, where he earned his B.S. degree in mathematics.

Mr. Gelhaus joined the Company as Senior Vice President, Finance and Operations and Chief Financial Officer (Principal Financial and Accounting Officer) in January 1996. Prior to joining the Company, Mr. Gelhaus was Senior Vice President, Finance and Operations (CFO) of Spectrum HoloByte, Inc. ("Spectrum"), an entertainment software company. Previously, Mr. Gelhaus was the Executive Vice President, Finance and Operations (CFO) and Secretary of Sierra On-line, Inc. He has held executive-level positions with Safeway Inc., Levi Strauss & Co., and Ernst & Young. Mr. Gelhaus holds a B.S. degree in chemical engineering from South Dakota School of Mines and Technology and an M.B.A. degree from the University of Michigan. He is a registered C.P.A.

Mr. Heaps joined the Company in 1987, and has served as Senior Vice President, Business Development and General Counsel since 1995. Mr. Heaps has served in various capacities at the Company, including Vice President of Business Development, Vice President of Intercontinental Operations, Director of Business Development, and Director of Technical Services and Marketing. Prior to joining the Company, Mr. Heaps was a Strategic Accounts Manager of UniSoft Corporation, a computer software corporation, from 1986 to 1987.
From 1983 to 1985, Mr. Heaps held various positions at Oracle Corporation, most recently as Director of Personal Computer Sales. Mr. Heaps holds a J.D. degree from Stanford School of Law, an M.B.A. degree from Stanford University Graduate School of Business and a B.A. degree in Economics and Mathematics from Yale University.

Mr. Stahl joined the Company in 1989, and presently serves as Senior Vice President, Engineering and Chief Technology Officer. Mr. Stahl has held various key positions within the Company's development organization, including spearheading the Company's client/server tools development effort. Prior to joining the Company, Mr. Stahl managed development projects at Bell Northern Research, Dest Corporation, and VisiCorp. He holds a B.S. degree in Computer Science from San Diego State University.

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

Mr. Keddington joined the Company in July 1995 as Vice President, Marketing and North American Sales. Mr. Keddington most recently was Vice President of Sales with Pure Software, Inc., a software testing and development tools company from July 1994 to April 1995; Vice President of Sales and Marketing, Coactive Computing Corporation, a networking company from January 1993 to July 1994; Americas Sales Manager, Reseller Channels Organization, Intel Corporation, a semi-conductor manufacturer from December 1988 to January 1993. Mr. Keddington attended San Diego State University, where he concentrated in marketing management.

Dr. Wilke joined the Company in July 1991 and he presently serves as Vice President, European Operations. He started with the Company's operations in Central Europe in 1991, and was then promoted to Vice President, Central Europe. Prior to joining the Company, Dr. Wilke worked for SUP, a Frankfurt-based Company partner, and served as the Managing Director of the German subsidiary of Ingres. Dr. Wilke founded and managed his own software company, specializing in database application development, and has lectured on statistical and empirical methods and statistical computing. Dr. Wilke holds degrees in political and social sciences from the Free University in Berlin.

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


Mr. Grabe has served as a director since July 1992. He has been a General Partner of General Atlantic Partners, an investment firm, since April 1992. From February 1984 until March 1992, Mr. Grabe was a Vice President at IBM. Mr. Grabe is a director of Compuware Corporation, a computer systems software corporation. Mr. Grabe is also a director of Baan N.V., an enterprise solutions planning software company; CODA Plc, a financial accounting software company; Gartner Group, an information systems consulting company; and Marcam Corporation, an enterprise resource planning software company. He is also a director of several other privately held companies in the computer software and services industry.

Mr. Hopper has served as a director since April 1995. Mr. Hopper has been Principal and Chief Executive Officer of Max D. Hopper Associates, Inc., a consulting firm specializing in creating benefits from the strategic use of advanced information technologies, since January 1995. Prior to forming Max
D. Hopper Associates, Inc., Mr. Hopper served at AMR Corporation, an air transportation company and provider of information services to the travel and transportation industry, as Senior Vice President from 1985 through January 1995, as well as Chairman of The SABRE Group from April 1993 through January 1995. Mr. Hopper served as Executive Vice President for Bank of America from 1982 through 1985. Mr. Hopper is also a director of the Gartner Group, Computer Language Research, Inc., Bolt Beranek & Newman, Inc., VTEL Corporation, Scopus Technology Corporation, USData Corporation, BBN Corporation and Worldtalk Communications Corporation.

Mr. Sun has served as a director since September 1988. He has been at Venrock Associates, a venture capital firm, since 1979. Previously he was employed by Hewlett-Packard Company, TRW and Caere Corporation. He is a director of Award Software International, Inc., a computer systems software company; Cognex Corporation, a computer systems company; Conductus, Inc., a superconductive electronics company; Fractal Design Corporation, a multimedia software tools company; Inference Corporation, a client/server and Internet help desk software company; Komag, Inc., a computer storage component company; and Worldtalk Communications Corporation, a software application router company. He is also a director of several private companies. Mr. Sun received S.B.E.E., S.M.E.E. and Engineer degrees from Massachusetts Institute of Technology, and a Masters of Business Administration degree from Harvard University.

The Board of Directors elects the Company's officers and such officers serve at the discretion of the Board of Directors of the Company. There are no family relationships among the officers or directors of the Company.


ITEM 2.  PROPERTIES

The Company leases approximately 54,000 square feet of office, development and warehousing space in facilities in Menlo Park, California.

As of December 31, 1996, the Company also has offices in the metropolitan areas of Atlanta, Chicago, Dallas, Los Angeles, New York, Washington D.C., Bruetten (Switzerland), Duesseldorf, Leuven (Belgium), London, Sydney (Australia), Mexico City, Milan, Maarssen (The Netherlands), Munich, Paris, Singapore and Vienna. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1996, to the best of the Company's knowledge there were no pending actions, potential actions, claims or proceedings against the Company that could result in potential damages in excess of $50,000. As noted in the "Legal Proceedings" section under "Risk Factors" above, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

                                   Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company's common stock is quoted on the NASDAQ National Market (NASDAQ) under the trading symbol "CNTR". The following table sets forth, for the periods indicated, the quarterly high and low sale prices per share of the Company's common stock. The Company's common stock began trading on NASDAQ on February 5, 1993 under the trading symbol "GPTA".


                                       HIGH           LOW
                                    ----------     ---------
1996
  First Quarter. . . . . . . . . . . $ 7.125         $5.563
  Second Quarter . . . . . . . . . .   6.750          4.688
  Third Quarter. . . . . . . . . . .   5.625          4.375
  Fourth Quarter . . . . . . . . . .   4.750          2.750
1995
  First Quarter. . . . . . . . . . . $13.500         $9.625
  Second Quarter . . . . . . . . . .  11.500          8.250
  Third Quarter. . . . . . . . . . .  10.500          8.250
  Fourth Quarter . . . . . . . . . .   9.063          4.875


The Company has not paid any cash dividends. The Company currently does not anticipate paying any cash dividends in the foreseeable future.

As of February 28, 1997, there were approximately 468 shareholders of record (not including beneficial holders of stock held in street name) of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The statements of operations data for the years ended December 31, 1996, 1995 and 1994 and the balance sheets data at December 31, 1996 and 1995 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements and the notes thereto, which have been audited by Price Waterhouse, LLP, independent accountants, whose report is included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1993 and 1992 and the balance sheet data at December 31, 1994, 1993 and 1992 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

               SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  Year Ended December 31,
                                ------------------------------------------------------------
                                  1996         1995         1994         1993        1992
                                ---------   ---------    ----------   ----------   ---------
Net Revenues:
Product. . . . . . . . . . .   $   45,452   $  49,408   $    46,134  $    41,655   $  29,961
SERVICE. . . . . . . . . . .       17,781      16,306        10,398        5,820       2,810
                                ---------   ---------    ----------   ----------   ---------
NET REVENUES . . . . . . . .       63,233      65,714        56,532       47,475      32,771
COST OF REVENUES . . . . . .       14,578      19,640        17,146       11,407       6,688
                                ---------   ---------    ----------   ----------   ---------
Gross Profit . . . . . . . .       48,655   $  46,074    $   39,386   $   36,068   $  26,083
Operating income (loss). . .     $  2,484   $ (42,993)   $  (32,981)  $   (1,858)  $   2,439
Net income (loss). . . . . .     $  2,027   $ (44,079)   $  (31,841)  $   (1,908)  $   1,762
Net income (loss) per
    share  . . . . . . . . .     $   0.15   $   (3.62)   $    (2.66)  $    (0.17)  $    0.17

NUMBER OF SHARES USED IN
   PER SHARE CALCULATIONS. .       13,335      12,175        11,957       11,411      10,455


                       SELECTED CONSOLIDATED BALANCE SHEETS DATA
                                    (IN THOUSANDS)

                                                          Year Ended December 31,
                                      ------------------------------------------------------------
                                        1996         1995         1994         1993        1992
                                      ---------   ---------    ----------   ----------   ---------
Working Capital (Deficit). . . . .   $  (15,616)  $ (25,604)   $      599   $   40,919    $  7,372
Total Assets . . . . . . . . . . .       36,705      48,104        58,161       72,372      22,872
Long-term Obligations. . . . . . .       12,188      11,744         1,939          477       1,365
Shareholders' Equity (Deficit) . .   $  (16,923)  $ (24,057)   $   18,670   $   49,223   $  11,879


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto, as well as "Risk Factors" included in this Annual Report on Form 10-K.

OVERVIEW

The Company commenced operations in 1984 and develops, markets and supports enterprise-scale client/server and Internet application development and deployment software. The Company's product lines include development environments (including tools), compact databases, and connectivity products that enable teams of developers to build and deploy scaleable client/server applications. Sales of four products - CENTURA, SQLWINDOWS, SQLBASE and SQLHOST - are the primary source of the Company's net revenues. The CENTURA product was introduced in May of 1996, and the other three SQL products have been marketed since 1988. These four products are expected to constitute the majority of the Company's net revenues for the foreseeable future. The Company cannot accurately predict the exact timing of a new product release or enhancement. Any failure to deliver products as scheduled or such products' failure to achieve early market acceptance as a result of competition, technological change, failure of the Company to timely release new versions or upgrades, the failure of such upgrades to achieve market acceptance or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company. The Company distributes its products in the U.S. and internationally through a corporate sales organization consisting of the Company's internal sales force complimented by marketing arrangements with vertical software partners, hardware original equipment manufacturers and systems integrators, and a channel sales organization consisting of value-added resellers and distributors.

The Company had net income of $2.0 million for 1996, which reversed a three-year trend of net losses. In December 1995, the Company initiated a plan to restructure its operations by reducing its operating expense structure through staff reductions, closure of certain sales and marketing offices, rationalization of its product lines and write-offs of certain assets. The Company had net losses of $44.1 million and $31.8 million for 1995 and 1994, respectively, and took total restructuring charges of approximately $5.4 million in 1995. There can be no assurance that the restructuring of the Company's business strategies and tactics, which commenced in late 1995, will be successful or that the Company will be able to sustain any such profitability on a quarterly basis or achieve profitability on an annual basis. The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. The Company's product licensing arrangements are subject to sell-through revenue recognition which makes estimation of revenue dependent on reporting by the Company's resellers and distributors and extremely uncertain. In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including, the factors listed in "Part I, Item 1. Business, Risk Factors - Recent Company Losses; Fluctuations in Quarterly Results".
Although the Company has operated historically with little or no backlog of traditional boxed product shipments, it has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results during such quarters. It has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has also experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month.
Due to the foregoing factors, it is likely that the Company's operating results for some future quarter will fall below the expectations of securities analysts and investors.

RESULTS OF OPERATIONS

The following table sets forth consolidated statements of operations data as a percentage of revenues for the periods indicated:

                                                 Year Ended December 31,
                                               ---------------------------
                                                1996      1995      1994
                                               -------   -------   ------
Net revenues:
Product. . . . . . . . . . . . . . . . . . .        72%       75%      82%
Service. . . . . . . . . . . . . . . . . . .        28        25       18
                                               -------   -------   ------
Net revenues . . . . . . . . . . . . . . . .       100       100      100
                                               -------   -------   ------
Cost of revenues:
Product. . . . . . . . . . . . . . . . . . .         8        14       13
Service. . . . . . . . . . . . . . . . . . .        15        16       17
                                               -------   -------   ------
Cost of revenues . . . . . . . . . . . . . .        23        30       30
                                               -------   -------   ------
Gross profit . . . . . . . . . . . . . . . .        77        70       70
                                               -------   -------   ------
Operating expenses:
Sales and marketing. . . . . . . . . . . . .        46        65       85
Research and development . . . . . . . . . .        17        22       20
General and administrative . . . . . . . . .        10        17       20
Acquisition expense. . . . . . . . . . . . .         1         -        -
Litigation expense . . . . . . . . . . . . .        (1)       23        3
Restructuring expense. . . . . . . . . . . .         -         8        -
                                               -------   -------   ------
Total operating expenses . . . . . . . . . .        73       135      128
                                               -------   -------   ------
Operating income (loss). . . . . . . . . . .         4       (65)     (58)
Other income, net. . . . . . . . . . . . . .         -         -        2
Provision for income taxes . . . . . . . . .         1         2        -
                                               -------   -------   ------
Net income (loss). . . . . . . . . . . . . .         3%      (67)%    (56)%
                                               -------   -------   ------
                                               -------   -------   ------
Gross Margins:
Gross margin on product revenues . . . . . .        89%       82%      83%
Gross margin on service revenues . . . . . .        46%       34%       8%

NET PRODUCT REVENUES. Net product revenues for 1996 decreased 8% to $45.4 million from $49.4 million for 1995 primarily due to decreased sales of SQLWINDOWS as demand for such products diminished in anticipation of the release of the Company and to decreased sales of database products from a single customer. These decreases were partially offset by sales of the CENTURA product line introduced in May 1996. Sales of the CENTURA product line, accounted for $8.5 million or 19% of net product revenues for 1996. In addition, SQLWINDOWS customers under maintenance agreements were able to purchase the Company products at a discount for a limited introductory period which is not expected to continue. The Company plans to release enhanced versions of existing products, some with Internet functionality, and new Internet and Intranet products which may offset the declining sales of client server tools, database and connectivity products. See "Part I, Item 1. Business, Risk Factors - New Product Risks; Rapid Technological Change, Highly Competitive Markets, Market Acceptance of PC Client/Server Systems and Internet Software Market" and Note 12 of Notes to Consolidated Financial Statements. Net product revenues for 1995 increased 7% from $46.1 million for 1994 primarily due to increased sales of database products. Sales of tools and connectivity software accounted for $13.1 million or 29%, $24.6 million or 50% and $27.7 million or 60%, and database software accounted for $23.8 million or 52%, $24.8 million or 50% and $18.4 million or 40% of net product revenues for 1996, 1995 and 1994, respectively. Channel sales provided 53%, 53% and 60%, and corporate sales provided 47%, 47% and 40% of net product revenues for 1996, 1995 and 1994, respectively. International sales accounted for 67%, 66% and 62% of total net product revenues for 1996, 1995 and 1994, respectively.

NET SERVICE REVENUES. Net service revenues increased 9% to $17.8 million for 1996 from $16.3 million in 1995 due to a larger installed customer base, inception of a group focusing on sales of license maintenance and telephone support and marketing programs designed to encourage customers to reinstate support. In 1995, net service revenues increased 57% from $10.4 million in 1994. This increase was primarily due to increases in maintenance and training revenues related to increases in the Company's installed customer base. License maintenance and telephone support contracts are typically paid in advance, and revenue is recognized ratably over the term of the contract. International service revenues accounted for 41%, 46% and 29% of total net service revenues for 1996, 1995 and 1994, respectively.

COST OF PRODUCT REVENUES. Cost of product includes the cost of subcontracted production and the amortization of capitalized software. Cost of product varies significantly by distribution channel. Channel sales typically involve sales of packaged products and, as a result, generally have higher costs of production than corporate sales, which generally involve software reproduction licenses. Cost of product as a percentage of product revenues was 11%, 18% and 17% for 1996, 1995 and 1994, respectively. In December 1995, the Company completed a financial restructuring which included a decision to consolidate all warehouse and manufacturing functions into a single new vendor. This resulted in a non-recurring charge against cost of sales for an estimated write-off of raw materials of approximately $0.6 million and led to a more efficient production process which contributed to the reduced cost of product in 1996.

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the software purchased from third parties, decreased to $1,644,000 in 1996 from $2,200,000 in 1995. In 1995 amortization of capitalized software costs increased from $1,476,000 in 1994. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

COST OF SERVICE REVENUES. Cost of service revenues consists primarily of personnel costs related to maintenance, training and technical support. Cost of service revenues, as a percentage of service revenues, decreased to 54% in 1996 from 66% in 1995 and 92% in 1994. In 1994, the Company continued to expand its support services and personnel to better serve current and prospective customers on a worldwide basis, particularly in Europe. As a result of the investment the Company made to grow this area, the Company has now experienced increased revenues relative to the cost of providing service.
 In addition, in December 1995, the Company completed a financial restructuring which included a decision to outsource certain support functions which contributed to the lower cost of service while better serving the customers.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $29.1 million in 1996 from $42.9 million in 1995. In 1995, sales and marketing expenses decreased 11% from $48.2 million in 1994. Sales and marketing expenses represented 46%, 65% and 85% of net revenues in 1996, 1995 and 1994, respectively. The decrease in sales and marketing expenses in 1996 was due to reductions in staffing including the elimination of the telebusiness product sales organization and the reduction of marketing staff and programs with the objective of targeting marketing at enterprise client/server solution providers. The decrease in sales and marketing expenses in 1995 was due to reductions in marketing programs and staff reductions. Sales and marketing expenses in 1994 were at high levels due to aggressive marketing campaigns to introduce new products, which included free seminars and product samples, and investments to expand the Company's sales force in the United States and Europe.

RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized internal software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                                 Year ended December 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                    (IN THOUSANDS)

Gross research and development expenses     $  12,898   $  16,662   $  12,880
Capitalized internal software development
  costs                                        (1,866)     (2,242)     (1,655)
                                            ---------   ---------   ---------
Net research and development expenses       $  11,032   $  14,420   $  11,225
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------
As a Percentage of Net Revenues:
  Gross research and development expenses          20%         25%         23%
  Net research and development expenses            17%         22%         20%

Research and development expenses in 1996 were essentially flat with the prior two years (after consideration of write-off in 1995) as the Company maintained staffing and associated support costs required to develop the CENTURA line of products and to continuously enhance the Company's product lines. Research and development expenses in 1995 reflected a $3.4 million write-off of previously capitalized software development costs in conjunction with the Company's financial restructuring. The Company believes that the development of new products and the enhancement of existing products, are essential to its continued success, and the Company intends to continue to devote substantial resources to new product development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $6.7 million in 1996 from $11.0 million in 1995. In 1995, general and administrative expenses were down approximately $1.4 million compared to $11.1 million in 1994, after considering the $1.3 million one time charge for accounting and professional fees for re-audits of 1993 and 1994 and audit of 1995. These expenses represented 10%, 17% and 20% of net revenues in 1996, 1995 and 1994, respectively. In December 1995, the Company completed a financial restructuring which included staff reductions and the abandonment of certain MIS projects which led to reduced general and administrative expenses in 1996. In 1995, the Company reduced administrative expenses by staff reductions, deferring MIS projects, and reductions in discretionary spending. In 1994, the Company experienced significantly higher European administrative expenses as a result of supporting new locations for sales and technical support. Additionally, the Company in 1994 incurred a loss in excess of $1 million as a result of the bankruptcy of a distributor.

RESTRUCTURING CHARGES: In December 1995, the Company approved a plan to restructure its operations to meet emerging market opportunities in next generation client/server computing. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 16% and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in other accrued liabilities at December 31, 1996 and 1995:

                                 Severance
                                    and     Write Off  Facility
                                  Benefits  of Assets   Charges  Other   Total
                                 ---------  ---------  -------- ------- -------
                                                  (IN THOUSANDS)
Restructuring                    $  1,623   $  2,205   $  1,029 $  493  $ 5,350
Less: Non-cash costs                    -     (2,205)         -      -   (2,205)
                                 ---------  ---------  -------- ------- -------
Accrued liability at December 31,
  1995                              1,623          -      1,029    493    3,145
Less: payments applied             (1,400)         -       (466)  (493)  (2,359)
Reversal of reserve                  (223)         -          -      -     (223)
                                 ---------  ---------  -------- ------- -------
Accrued liability at December 31,
1996
                                 $      -   $      -   $    563 $    -  $   563
                                 ---------  ---------  -------- ------- -------
                                 ---------  ---------  -------- ------- -------

Severance and related costs represented the reduction of 59 employees on a worldwide basis primarily impacting sales and marketing. Asset charges included a write-off of purchased technology and prepaid license fees associated with the discontinuation of the Company's bundling of Novell's NetWare Run-Time with its SQLBASE Server. Facility charges included early termination costs associated with the closing of certain domestic and international sales offices. Other restructuring costs consist primarily of costs associated with the cancellation of distribution agreements. The 1996 results of operations include the reversal of $223,000 of restructuring reserves due to a change in estimated employee reduction costs.

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

OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, interest expense and gains or losses on foreign currency transactions. The Company's gains or losses from foreign currency transactions have fluctuated from period to period, primarily as a result of fluctuating values of the U.S. dollar and instability in European and Latin American currency markets. The Company sometimes purchases monthly contracts to protect against a substantial portion of the outstanding exposure. Since the inception of this program the costs of the currency hedging have been reflected in the reported gains and losses of foreign currency transactions. The Company recorded a gain of $215,000 in 1996, a loss of $439,000 in 1995, and a gain of $306,000 in 1994. The Company anticipates that it will continue the hedging program in 1997. Nonetheless, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency transactions.

LITIGATION SETTLEMENT. THE COMPANY reached an agreement with the plaintiff counsel in this lawsuit. See Note 6 of Notes to Consolidated Financial Statements. Under the terms of the settlement agreement, the Company would provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. The 1995 financial statements include $15.3 million in litigation expense arising from the agreement and associated legal expenses. The Company's directors and officers liability insurer paid $2 million of the cash contribution to the settlement fund. The Company paid the balance in 1996. The Company has issued approximately 1,050,000 shares in the first distribution in the fourth quarter of 1996 with the balance of the shares expected to be distributed in the first quarter of 1997.

In 1994 the Company settled a lawsuit, filed by a former distributor, for the amount of $525,000.

PROVISION FOR INCOME TAXES. The provision for income taxes was $0.5 million in 1996, $1.1 million in 1995 and $0.2 million in 1994. The provision for income taxes related primarily to foreign withholding taxes. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $57.9 million available to offset future federal taxable income and $22.5 million available to offset future state taxes, which expire through 2010. The availability and timing of these carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 1996, 1995 and 1994, the Company fully reserved its deferred tax assets due to the existence of sufficient uncertainty on the ability to realize the deferred tax assets. See Note 8 of Notes to Consolidated Financial Statements.

INFLATION. THE COMPANY believes that inflation has not had a material impact on the Company's operating results and does not expect inflation to have a material impact on the Company's operating results in 1997.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 1996, the Company had a deficit working capital position of $15.6 million due principally to deferred product and support revenue of $21.9 million and litigation accrual of $6.7 million. The final settlement of the lawsuit does not require the Company to spend any more cash with the remainder of the settlement achieved by issuance of shares of common stock. The deferred product and support revenue of $21.9 million at December 31, 1996 reflects a delay in recognition of revenue in accordance with contractual agreements and requires minimal resources of the Company.

The Company had an unsecured foreign currency contract in place at December 31, 1996. A revolving unsecured bank line of credit, available for foreign currency contracts and letters of credit, expired on February 15, 1995. The Company entered into an unsecured floating rate convertible subordinated note and related agreement with CA (the "CA Agreement") in March 1995 for $10.0 million. Material covenants of the Company under the CA Agreement include the Company's agreement to: pay and discharge its material obligations and liabilities, including tax obligations; continue to engage in business of the same general type currently conducted; refrain from declaring any dividend or from repurchasing or redeeming its common stock or indebtedness; refrain from consolidating or merging (except where the Company is the surviving corporation and incurs no event of default under such note); refrain from incurring senior or pari passu indebtedness or from creating or incurring encumbrances or liens, other than certain permitted liens on its properties. At December 31, 1996, the Company also had an outstanding promissory note of $0.4 million.

Net cash used by operating activities was $7.7 million in 1996, $5.1 million in 1995 and $12.1 million in 1994, net income and increases in depreciation and amortization in 1996 were offset by decreases in accounts payable and accrued liabilities, litigation expense and deferred revenue. In 1995, increases in depreciation and amortization, deferred revenue, provision for sales returns and allowances, accounts payable and accrued litigation, were offset by the net loss. Inventories, which were located at the Company's third party turnkey vendor, decreased by $1.1 million in 1995 following an increase of $1.2 million in 1994. This decrease in 1995 was due in part to planned reductions of inventories and a consolidation of worldwide inventories into a single third party vendor location.

Cash provided from investing activities in 1996 totaled $4.6 million and resulted primarily from maturities of investments offset by acquisition of property and equipment, capitalization of software development costs, and capitalization of other intangible assets. Cash used in investing activities of $2.7 million in 1995 was utilized for additions of $4.0 million of internally developed and purchased software and $3.1 million in additions to property and equipment, primarily computer and other capital equipment, partially offset by the sale of $5.4 million of short-term investments, net of purchases. Cash provided by investing activities of $2.1 million in 1994 was generated by the sale of $11.6 million of short-term investments, net of purchases, which was offset by the capitalization of $3.2 million of software development costs and the purchase of $5.9 million of property and equipment.

Net cash provided by financing activities in 1996 totaled $0.2 million primarily as a result of proceeds from issuance of common stock offset by repayment of the notes payable. Net cash provided by financing activities in 1995 totaled $10.5 million primarily as a result of the $10.0 million subordinated convertible debt financing by CA. In 1994, the Company generated cash of $1.2 million through financing activities, primarily related to proceeds from a $1 million note payable to a bank and $1.1 million of employee purchases of Company common stock through both the Incentive Stock Option Plan and the Employee Stock Purchase Plan.

Additional financing may be required to meet NASDAQ minimum net worth requirements. Furthermore, the Company is dependent upon achieving a reasonable operating performance to satisfy its current and future financing needs. During 1995, the Company completed a private debt placement with CA of approximately $10.0 million. The Company believes that expected cash flows from operations and existing cash balances, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next 12 months. However, the Company may choose to raise cash for operational or other needs sometime in the future. If the Company needs further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's shareholders.

The Company's capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to the Company's business, which the Company considers from time to time. The Company regularly evaluates such opportunities. Any such transaction, if consummated, may further reduce the Company's working capital or require the issuance of equity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. The Company has at times recognized a substantial portion of its net revenues in the last month or last few weeks of a quarter. The Company generally ships products as orders are received and, therefore, has little or no backlog. As a result, quarterly sales and operating results generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and ability to fulfill orders received within the quarter. Operating results also may fluctuate due to factors such as demand for the Company's products, introduction, localization or enhancement of products by the Company and its competitors, market acceptance of new products, reviews in the industry press concerning the products of the Company or its competitors, changes or anticipated changes in pricing by the Company or its competitors, mix of distribution channels through which products are sold, mix of products sold, returns from the Company's distributors and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

In addition, because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders and ability to achieve anticipated revenue levels can cause significant variations in operating results from quarter to quarter. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company currently intends to increase its operating expenses to fund greater levels of research and product development, increase its sales and marketing operations and expand distribution channels. To the extent that such expenses precede or are not subsequently followed by increased net revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

In the future, the Company may make acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. There can be no assurance that the Company will be able to effectively complete or integrate acquisitions, and failure to do so could have a material adverse effect on the Company's operating results. As of the date hereof, the Company has no understanding or agreement with any other entity regarding any potential acquisition or combination, the consummation of which is probable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Centura Software Corporation:

In our opinion, the consolidated financial statements of Centura Software Corporation listed in the Index to the Consolidated Financial Statements and the Index to the Financial Statement Schedules appearing under Item 14(a)(1) and (2) on page 49 present fairly, in all material respects, the financial position of Centura Software Corporation at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
San Jose, California
January 28, 1997

                             CENTURA SOFTWARE CORPORATION
                             CONSOLIDATED BALANCE SHEETS




                                                               December 31,
                                                          ---------------------
                                                             1996        1995
                                                          ----------  ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
                         ASSETS
Current Assets:
  Cash and cash equivalents                                $  6,669    $  9,865
  Short-term investments                                      2,065       9,557
  Accounts receivable, less allowances
    of $2,826 and $3,475                                     13,574      12,174
  Inventories                                                   216         218
  Other current assets                                        3,300       2,999
                                                          ----------  ---------
    Total current assets                                     25,824      34,813
Property and equipment, at cost, net of
  accumulated depreciation                                    3,622       5,881
Capitalized software, at cost, net of
  accumulated amortization                                    4,226       2,980
Long-term investments                                         1,221       2,354
Other assets                                                  1,812       2,076
                                                          ----------  ---------
    Total assets                                          $  36,705    $ 48,104
                                                          ----------  ---------
                                                          ----------  ---------

           LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt                       $     336    $    397
  Accounts payable                                            5,683       6,152
  Accrued compensation and related expenses                   2,484       3,168
  Other accrued liabilities                                   4,313       7,572
  Accrued litigation expenses                                 6,733      14,328
  Deferred revenue                                           21,891      28,800
                                                          ----------  ---------
    Total current liabilities                                41,440      60,417
Long-term debt, less current portion                         10,032      10,330
Other long-term liabilities                                   2,156       1,414
                                                          ----------  ---------
    Total liabilities                                        53,628      72,161
                                                          ----------  ---------
Commitments and contingencies (Note 6 and 12)

Shareholders' Deficit:
  Preferred stock, no par value; 2,000 shares authorized;
    none issued                                                   -           -
  Common stock, par value $.01 per share;
    60,000 shares authorized; 13,728 shares
    and 12,382 shares issued and outstanding                 63,047      57,577
  Cumulative translation adjustment                            (513)       (150)
  Accumulated deficit                                       (79,457)    (81,484)
                                                          ----------  ---------
    Total shareholders' deficit                             (16,923)    (24,057)
                                                          ----------  ---------
    Total liabilities and shareholders' deficit            $ 36,705    $ 48,104
                                                          ----------  ---------
                                                          ----------  ---------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       CENTURA SOFTWARE CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Year Ended December 31,
                                                -----------------------------
                                                  1996      1995       1994
                                                -------   --------   --------
                                                    (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Net revenues:
  Product                                       $45,452   $ 49,408   $ 46,134
  Service                                        17,781     16,306     10,398
                                                -------   --------   --------
    Net revenues                                 63,233     65,714     56,532
                                                -------   --------   --------

Cost of revenues:
  Product                                         5,060      8,878      7,625
  Service                                         9,518     10,762      9,521
                                                -------   --------   --------
    Cost of revenues                             14,578     19,640     17,146
                                                -------   --------   --------
      Gross profit                               48,655     46,074     39,386
                                                -------   --------   --------

Operating expenses:
  Sales and marketing                            29,106     42,931     48,209
  Research and development                       11,032     14,420     11,225
  General and administrative                      6,667     11,043     11,136
  Acquisition expense                               467          -          -
  Litigation expense                               (878)    15,323      1,797
  Restructuring expense                            (223)     5,350          -
                                                -------   --------   --------
    Total operating expenses                     46,171     89,067     72,367
                                                -------   --------   --------
      Operating income (loss)                     2,484    (42,993)   (32,981)

Other income (expense):
  Interest income                                   637      1,127      1,188
  Interest expense                                 (831)      (701)      (137)
  Foreign currency gain (loss)                      215       (439)       306
                                                -------   --------   --------
Income (loss) before income taxes                 2,505    (43,006)   (31,624)
Provision for income taxes                          478      1,073        217
                                                -------   --------   --------
Net income (loss)                               $ 2,027   $(44,079)  $(31,841)
                                                -------   --------   --------
                                                -------   --------   --------

Earnings (loss) per share                       $  0.15   $  (3.62)  $  (2.66)
                                                -------   --------   --------
                                                -------   --------   --------

Weighted average common shares and equivalents   13,335     12,175     11,957
                                                -------   --------   --------
                                                -------   --------   --------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             CENTURA SOFTWARE CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                               Common Stock      Cumulative
                                                            -------------------  Translation   (Accumulated
                                                             Shares    Amount    Adjustment       Deficit)    Total
                                                            --------  ---------  ------------  ------------  --------
                                                                                 (IN THOUSANDS)
Balances, December 31, 1993                                   11,620    $55,151        $(364)       (5,564)  $ 49,223
  Issuance of common stock under stock option plans              380        799            -             -        799
  Issuance of common stock under Employee Stock
    Purchase Plan                                                 41        327            -             -        327
  Cumulative translation adjustment                                -          -          162             -        162
  Net loss                                                         -          -                    (31,841)   (31,841)
                                                            --------  ---------  ------------  ------------  --------

Balances, December 31, 1994                                   12,041     56,277         (202)      (37,405)    18,670
  Issuance of common stock under stock option plans              243        397            -             -        397
  Issuance of common stock under Employee Stock Purchase Plan     98        903            -             -        903
  Cumulative translation adjustment                                -          -           52             -         52
  Net loss                                                         -          -                    (44,079)   (44,079)
                                                            --------  ---------  ------------  ------------  --------

Balances, December 31, 1995                                   12,382     57,577         (150)      (81,484)   (24,057)
  Issuance of common stock under stock option plans              198        362            -             -        362
  Issuance of common stock under Employee Stock
    Purchase Plan                                                100        225            -             -        225
  Issuance of common stock in relation to settlement
    of class action securities litigation                      1,048      4,718            -             -      4,718
  Issuance of stock warrants for 100,000 shares related
    to merger with InfoSpinner, Inc.                               -        165            -             -        165
  Cumulative translation adjustment                                -          -         (363)            -       (363)
  Net income                                                       -          -            -         2,027      2,027
                                                            --------  ---------  ------------  ------------  --------
Balances, December 31, 1996                                   13,728    $63,047        $(513)     $(79,457)  $(16,923)
                                                            --------  ---------  ------------  ------------  --------
                                                            --------  ---------  ------------  ------------  --------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             CENTURA SOFTWARE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                   1996         1995        1994
                                                                  -------     --------    -------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)                                               $ 2,027     $(44,079)   $(31,841)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   5,311        6,252       4,774
    Adjustments to capitalized software development costs               -        3,360           -
    Valuation of stock warrants issued                                165            -           -
    Provision for doubtful accounts                                   406        1,708       2,470
    Provision for sales returns and allowances                        180        5,430       5,778
    Non-cash restructuring charges                                    223        2,205           -
    Changes in assets and liabilities:
      Accounts receivable                                          (1,986)      (4,978)     (5,824)
      Inventories                                                       2        1,096      (1,152)
      Other current assets                                           (301)         169      (1,669)
      Other assets                                                    (21)        (155)       (421)
      Accounts payable and accrued liabilities                     (4,635)       2,099       5,276
      Deferred revenue                                             (6,909)       6,921       9,618
      Accrued litigation expense                                   (2,877)      14,328           -
      Other long-term liabilities                                     742          546         868
                                                                  -------      -------    --------
        Net cash used in operating activities                      (7,673)      (5,098)    (12,123)
                                                                  -------      -------    --------
Cash flows from investing activities:
  Maturities of investments                                         8,748       19,812      29,617
  Purchases of investments                                           (123)     (14,419)    (18,025)
  Proceeds from sale of property and equipment                        341            -           -
  Acquisitions of property and equipment                           (1,262)      (3,115)     (5,849)
  Capitalization of software costs                                 (2,890)      (4,013)     (3,235)
  Capitalization of other intangibles                                (202)        (932)       (401)
                                                                  -------      -------    --------
        Net cash provided by (used in) investing activities         4,612       (2,667)      2,107
                                                                  -------      -------    --------

Cash flows from financing activities:
  Repayment of note payable                                          (327)        (305)          -
  Proceeds from notes payable                                           -       10,000       1,000
  Repayment of capital lease obligations                              (32)        (448)       (883)
  Proceeds from issuance of common stock, net                         587        1,300       1,126
                                                                  -------      -------    --------
        Net cash provided by  financing activities                    228       10,547       1,243
                                                                  -------      -------    --------
Effect of exchange rate changes on cash and cash equivalents         (363)          52         162
                                                                  -------      -------    --------
Net increase (decrease) in cash and cash equivalents               (3,196)       2,834      (8,611)
Cash and cash equivalents at beginning of period                    9,865        7,031      15,642
                                                                  -------      -------    --------
Cash and cash equivalents at end of period                        $ 6,669      $ 9,865    $  7,031
                                                                  -------      -------    --------
                                                                  -------      -------    --------
Supplemental disclosure of cash flow information:

  Cash paid for income taxes                                      $   154      $ 1,183    $    274
                                                                  -------      -------    --------
                                                                  -------      -------    --------
  Cash paid for interest                                          $    62      $   142    $    138
                                                                  -------      -------    --------
                                                                  -------      -------    --------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             CENTURA SOFTWARE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BUSINESS AND RISK FACTORS

Centura Software Corporation (the "Company"), formerly Gupta Corporation, develops, markets and supports an integrated set of software solutions for the PC client/server system market.

The Company experienced significant losses from operations during 1995 and 1994, and as a result its liquidity and capital resources have declined. Management implemented measures which improved its operating results, including cost-cutting measures, new product introductions and refocused marketing efforts. However, the Company's future profitability is subject to certain risks, including competition from larger companies with greater financial resources, its ability to raise additional financing, if needed, its ability to retain key personnel and its ability to successfully develop, produce and market new products. Management feels that the recent measures combined with the introduction of new product has heightened the possibility of the Company to improve cash flow.

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

FINANCIAL INSTRUMENTS: The Company accounts for investments under the Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 establishes standards for financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Each investment is classified into one of three categories: held-to-maturity, available-for-sale or trading. Investments which the Company has the intent and ability to hold until maturity are classified as held-to maturity and are recorded at amortized cost.

At December 31, 1996, the Company's investments consist of Money Markets, Certificates of Deposit and other debt securities. Cost approximates market value of the securities at December 31, 1996.

The Company has classified all of its securities as held-to-maturity, and accordingly it only liquidates these investments upon their maturity. Securities which mature during 1997, except those classified as cash equivalents, are classified as short-term investments on the accompanying balance sheets, and those with maturities after 1997 are classified as long-term investments on the accompanying balance sheets.

The Company sometimes enters into forward contracts to reduce the risks associated with foreign currency fluctuations on net assets denominated in foreign currencies. At December 31, 1996, the Company had $400,000 forward contracts denominated in Mexican Pesos. At December 31, 1995 the Company had no forward contracts. Foreign currency gains (losses) for 1996, 1995 and 1994 under these and similar type contracts were immaterial.

Based upon the Company's ability to borrow funds under similar terms, the fair value of the subordinated debt would approximate the aggregate principle balance plus accrued interest of $11,300,000 at December 31, 1996. The carrying value of all other financial instruments approximate their respective fair values.

INVENTORIES: Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and consist principally of finished goods.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: The Company capitalizes internally generated software development costs and purchased software in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalization of internally generated software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the time when a complete product is available. The Company makes an ongoing assessment of the recoverability of these costs which requires considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Internally generated software development costs capitalized were $1,865,000 and $2,242,000 for the years ended December 31, 1996 and 1995, respectively. The Company capitalized $1,025,000 and $1,791,000 of purchased software in 1996 and 1995, respectively.

Amortization of all capitalized software costs begins when a product is available for general release to customers, and is computed separately for each product as the greater of (a) current gross revenue for a product to the total of current and anticipated gross revenue for the product, or (b) the straight-line method over the remaining estimated economic life of the product, up to three years. Amortization and adjustments are included in cost of product revenues and amounted to $1,644,000, $5,580,000 and $1,476,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

REVENUE RECOGNITION: The Company receives fees from certain resellers (including original equipment manufacturers) under product licensing arrangements. Such fees are recorded as revenue on a sell through basis as reported by the reseller. For licensing agreements with end-users, fees are recognized upon shipment of product, if there are no significant post-delivery obligations and collectibility is probable. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract. When licensing agreements terminate, the Company records any licensing fees previously not recognized. Revenue from other services, including training, are recognized as performed.

The Company enters into agreements with certain of its distributors involving boxed product. Revenues from these distributors are generally recognized when the product is shipped and are reduced by management's estimate of anticipated stock exchanges based on historical experience.

License maintenance and telephone support contracts are typically paid in advance, and revenue is recognized ratably over the term of the contract.

NET INCOME (LOSS) PER SHARE: Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares (using the modified treasury stock method) have been included in the computation when dilutive. Debentures which are not common stock equivalents are also not included in the calculation of loss per share because their effect is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENT: During 1995, Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be adopted for the first quarter of 1996. The adoption of SFAS 121 did not have a significant effect on the consolidated financial position or results of operations.

STOCK-BASED COMPENSATION: During 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which requires companies to measure employee stock compensation based on the fair value method of accounting or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and provide pro forma footnote disclosure under the fair value method described in SFAS 123. The Company adopted SFAS 123 on January 1, 1996, and will continue to apply the principles of APB 25, while providing the pro forma footnote disclosure required by SFAS 123. See Note 7 for the required pro forma disclosure.

RECLASSIFICATIONS: In order to conform to the 1996 presentation, certain reclassifications have been made to the 1995 and 1994 consolidated financial statements.

NOTE 3. BALANCE SHEET DETAIL:

Property and equipment, at cost, net of accumulated depreciation consists of the following:

                                                         December 31,
                                                    -----------------------
                                                      1996          1995
                                                    ---------     ---------
                                                         (IN THOUSANDS)

   Computer equipment                               $ 16,253      $ 15,882
   Furniture and fixtures                              2,045         1,902
   Leasehold improvements                                491           476
                                                    ---------     ---------
                                                      18,789        18,260
   Less: accumulated depreciation and amortization   (15,167)      (12,379)
                                                    ---------     ---------
                                                    $  3,622      $  5,881
                                                    ---------     ---------
                                                    ---------     ---------

The net book value of equipment and other assets under capital leases included in property and equipment were $23,000 and $114,000 at December 31, 1996 and 1995, respectively.


Capitalized software, at cost, net of accumulated amortization consists of the following:


                                                         December 31,
                                                    -----------------------
                                                      1996          1995
                                                    ---------     ---------
                                                         (IN THOUSANDS)

  Internally developed software                     $ 6,124        $ 4,259
  Purchased software                                  3,852          2,827
                                                    ---------     ---------
                                                      9,976          7,086
  Less: accumulated amortization                     (5,750)        (4,106)
                                                    ---------     ---------
                                                    $ 4,226         $ 2,980
                                                    ---------     ---------
                                                    ---------     ---------

Deferred revenue consists of the following:


                                              December 31,
                                         -----------------------
                                            1996          1995
                                         ---------     ---------
                                              (IN THOUSANDS)

    Deferred product revenue             $  15,002     $  21,166
    Deferred support revenue                 6,889         7,634
                                         ---------     ---------
                                         $  21,891     $  28,800
                                         ---------     ---------
                                         ---------     ---------

NOTE 4. RESTRUCTURING CHARGES

In December 1995, the Company approved a plan to restructure its operations to meet emerging market opportunities in next generation client/server computing. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 16% and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in other accrued liabilities at December 31, 1996 and 1995:




                                                   Severance
                                                      and          Write Off    Facility
                                                    Benefits       of Assets     Charges      Other      Total
                                                   ----------      ---------    ---------    -------   --------
                                                                             (IN THOUSANDS)
Restructuring . . . . . . . . . . . . . . . . .   $     1,623     $    2,205    $   1,029    $  493    $  5,350
Less: Non-cash costs. . . . . . . . . . . . . .            --         (2,205)          --        --      (2,205)
                                                   ----------      ---------    ---------    -------   --------
Accrued liability at December 31, 1995. . . . .         1,623             --        1,029       493       3,145
Less: payments applied. . . . . . . . . . . . .        (1,400)            --         (466)     (493)     (2,359)
Reversal of reserve . . . . . . . . . . . . . .          (223)            --           --        --        (223)
                                                   ----------      ---------    ---------    -------   --------
Accrued liability at December 31, 1996. . . . .   $       --       $      --    $     563    $    --   $    563
                                                   ----------      ---------    ---------    -------   --------
                                                   ----------      ---------    ---------    -------   --------

Severance and related costs represented the reduction of 59 employees on a worldwide basis primarily impacting sales and marketing. Asset charges included a write-off of purchased technology and prepaid license fees associated with the discontinuation of the Company's bundling of Novell's NetWare Run-Time product with the Company's SQLBASE Server. Facility charges included early termination costs associated with the closing of certain domestic and international sales offices. Other restructuring costs consist primarily of costs associated with the cancellation of distribution agreements. The 1996 results of operations include the reversal of $223,000 of restructuring reserves due to a change in estimated headcount.

NOTE 5. LONG-TERM DEBT

Long-term debt consists of the following:


                                             December 31,
                                       -----------------------
                                          1996          1995
                                       ---------     ---------
                                            (IN THOUSANDS)
    Subordinated note payable . . . .  $  10,000     $  10,000
    Other note payable. . . . . . . .        368           695
    Capital lease obligations . . . .         --            32
                                       ---------     ---------
                                          10,368        10,727
    less: current portion . . . . . .       (336)         (397)
                                       ---------     ---------
    Long-term debt. . . . . . . . . .  $  10,032     $  10,330
                                       ---------     ---------
                                       ---------     ---------

During the first quarter of 1995 the Company issued a $10,000,000 floating rate convertible subordinated note to Computer Associates International, Inc. The note matures in 1998 and is convertible into common stock at the

Company's option on the maturity date with the number of shares based on the market price at the time of conversion. Interest on the note is the one-month LIBOR plus 1.25% and is payable quarterly. The LIBOR rate at December 31, 1996 was 5.53125%. The agreement also requires the Company to maintain a minimum market capitalization of $40.0 million commencing on (and including) November 1, 1997, and continuing through the duration of the note. At the Company's option interest payments may be deferred until the principal is due. At December 31, 1996 and 1995, accrued interest totaled $1,300,000 and $559,000, respectively, and is included in other long-term liabilities.

In December 1994, the Company signed a $1 million promissory note payable with a bank. The note is collateralized by a certificate of deposit (classified as a long term investment) in the amount of $354,000, until certain profitability levels have been achieved, and bears interest at a rate of approximately 4.76% per annum. The note is due in 36 monthly installments of $32,000 through January 1, 1998. The Company must meet certain covenants in connection with this note, with which it was in compliance as of December 31, 1996.

NOTE 6. COMMITMENTS AND CONTINGENCIES:

The Company has long-term noncancelable lease commitments for office space and equipment. At December 31, 1996, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

                  1997                      $   2,068
                  1998                          2,501
                  1999                          2,533
                  2000                          2,642
                  2001                          2,749
                  2002 and thereafter           1,359
                                           ----------
                                            $  13,852
                                           ----------
                                           ----------

Rent expense for the years ended December 31, 1996, 1995 and 1994, amounted to $3,235,000, $3,524,000, and $3,317,000, respectively.

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

The Company reached a binding settlement agreement with plaintiffs' counsel in this lawsuit, and gained court approval on September 30, 1996. Under the terms of the agreement, the Company would provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock is less than $6.00 per share at certain dates in the future. The Company's directors and officers' liability insurer paid approximately $2 million of the cash contribution to the settlement fund. The Company paid the remaining cash settlement during 1996. The 1995 financial statements include $15.3 million in litigation expense for the agreement and associated legal expenses.

As of December 31, 1996, to the best of the Company's knowledge there were no other pending actions, potential actions, claims or proceedings against the Company that were likely to result in potential damages that would have a material adverse impact on the Company's financial statements. As noted in "Part I, Item 1. Business - Risk Factors - Legal Proceedings", the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

NOTE 7. CAPITAL STOCK:

INCENTIVE STOCK OPTION PLAN: Under the Company's 1986 Incentive Stock Option Plan, as amended, (the "86 ISOP"), 6,000,000 shares of common stock have been reserved for issuance to eligible employees, directors and consultants.
Under the 86 ISOP, incentive stock options or nonstatutory stock options may be granted at prices not less than fair market value of the Company's common stock at the date of grant (85% for nonstatutory options). The options generally vest over a four year period, beginning one year after the date of grant. Unexercised options expire one to three months after termination of employment with the Company.

Under the Company's 1995 Incentive Stock Option Plan, as amended, (the "95 ISOP"), 1,000,000 shares of common stock were initially reserved for issuance to eligible employees, directors and consultants. In September, 1996, an additional 1,000,000 shares were reserved increasing the total to 2,000,0000 shares. Under the 95 ISOP, incentive stock options or nonstatutory stock options may be granted at prices not less than fair market value of the Company's common stock at the date of grant (85% for nonstatutory options). The options generally vest over a four year period, beginning one year after the date of grant. Unexercised options expire three months after termination of employment with the Company.

During 1996, 1995 and 1994, holders of stock options were granted the opportunity to exchange previously granted stock options for new stock options exercisable at $5.94, $9.00 and $10.75 per share, respectively, the fair market value of common stock on the dates of exchange. The remaining original terms of the stock options were not changed. Options to purchase 2,337,000, 904,100 and 882,750 shares of common stock were exchanged in the 1996, 1995 and 1994 repricing, respectively.

The following table summarizes the stock activity under the 86 ISOP and 95 ISOP:


                                      Option Shares          Option Price Per Share
                                -------------------------  --------------------------
                                 Available   Outstanding       Low            High
                                ----------- -------------  -----------     ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances, December 31, 1993 . .      306        2,089         $ 0.250        $30.250
Shares authorized . . . . . . .    1,000            -
Options granted . . . . . . . .   (1,819)       1,819         $10.750        $27.250
Options exercised . . . . . . .        -         (380)        $ 0.250        $11.000
Options canceled. . . . . . . .    1,195       (1,195)        $ 1.250        $30.250
                                 -------      -------
Balances, December 31, 1994 . .      682        2,333         $ 0.250        $27.250
Shares authorized . . . . . . .    1,000            -
Options granted . . . . . . . .   (3,606)       3,606         $ 6.625        $13.125
Options exercised . . . . . . .        -         (243)        $ 0.500        $10.750
Options canceled. . . . . . . .    2,163       (2,163)        $ 0.500        $20.000
                                 -------      -------
Balances, December 31, 1995 . .      239        3,533         $ 0.250        $27.250
Shares authorized . . . . . . .    1,000            -
Shares discontinued . . . . . .     (689)
Options granted . . . . . . . .   (2,886)       2,886         $ 4.250        $ 6.625
Options exercised . . . . . . .        -         (198)        $ 3.375        $ 6.500
Options canceled. . . . . . . .    3,536       (3,536)        $ 1.250        $27.250
                                 -------      -------
Balances, December 31, 1996 . .    1,200        2,685         $ 0.250        $12.062
                                 -------      -------
                                 -------      -------


                                     -40-

The following table summarizes information regarding stock options outstanding at December 31, 1996:


                            Options Outstanding                               Options Exercisable
                                         Weighted-                    ----------------------------------
                         Number           Average                           Number
                     Outstanding at      Remaining       Weighted        Exercisable at      Weighted
     Range of         December 31,      Contractual       Average         December 31,        Average
  Exercise Prices         1996          Life (Years)   Exercise Price         1996         Exercise Price
-------------------  --------------     ------------   --------------    --------------    --------------
$0.2500 to $5.5000        690,075           8.05            $3.80             317,575           $3.54
$5.9375                 1,743,599           9.02            $5.94             644,879           $5.94
$6.6250 to $12.0620       251,439           8.40            $8.44             176,731           $9.21
                        ---------                                           ---------
                        2,685,113           8.63            $5.62           1,139,185           $5.78
                        ---------                                           ---------
                        ---------                                           ---------


DIRECTORS' STOCK OPTION PLAN: Under the 1992 Directors' Stock Option Plan (the "DSOP"), 100,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. The DSOP provides that each new non-employee director initially will be granted a nonstatutory stock option to purchase 20,000 shares of common stock. Thereafter, on each anniversary of the effective date of the DSOP, each non-employee director may be granted an additional option to purchase 5,000 shares of common stock if the director served on the Board for at least six months. The options are generally exercisable over a four-year period, beginning one year after the date of grant. Options under the DSOP are granted at a price equal to the fair market value of the Company's common stock on the date of grant. Options granted under the DSOP have a term of ten years. 20,000 options were granted under the DSOP in 1994 and no options were granted in 1995 and 1996.

Under the 1995 Directors' Stock Option Plan (the "95 DSOP"), 200,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. The 95 DSOP provides that each outside Director will be automatically granted a non-statutory stock option to purchase 25,000 shares of common stock on the later of the following events occurring: (a) the effective date of the plan, or (b) the date on which such person first becomes a non-employee Director, provided that such Director agrees to cancel all options granted to such Director from the Company's DSOP, other than the initial 20,000 shares granted to the Director under the Company's DSOP. The options are exercisable over four years in installments of 25% on the anniversary of each of the four years. Options are granted at a price equal to the fair market value of the Company's common stock on the date of the grant. Options granted under the 95 DSOP have a term of ten years. 125,000 options were granted in 1995 under the 95 DSOP and no options were granted in 1996.

Under the 1996 Directors' Stock Option Plan (the "96 DSOP"), 500,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. The 96 DSOP provides that each outside Director will be automatically granted a non-statutory stock option to purchase 50,000 shares of common stock on the later of the following events occurring: (a) the effective date of the plan, or (b) the date on which such person first becomes a non-employee Director, provided that such Director agrees to cancel all options granted to such Director from the Company's DSOP, other than the initial 20,000 shares granted to the Director under the Company's DSOP. The options become exercisable in installments cumulatively as to 1/48 of the shares on each of the first forty-eight monthly anniversaries of the grant date. The options will remain exercisable for up to ninety days following the optionee's termination of service as a director of the Company unless such termination is a result of death, in which case the options will remain exercisable for up to 6 month period. Options are granted at a price equal to the fair market value of the Company's common stock on the date of the grant. Options granted under the 96 DSOP have a term of ten years. 250,000 options were granted in 1996 under the 96 DSOP.

EMPLOYEE STOCK PURCHASE PLAN: Under the 1992 Employee Stock Purchase Plan (the "ESPP"), 300,000 shares of common stock were initially reserved for issuance to eligible employees. In 1996, 100,000 additional shares of common stock were reserved for issuance to eligible employees increasing the total to 400,000. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's base compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period.
 The ESPP became effective upon the Company's initial public offering and 100,000, 98,000 and 41,000 purchase rights were issued in 1996, 1995 and 1994, respectively.

WARRANTS: Warrants to purchase 100,000 shares of common stock were issued by the Company on November 22, 1996 in connection with the proposed acquisition (see note 12) of InfoSpinner, Inc. These warrants were valued at $165,000, using a risk-free rate of 5.97% and a volatility factor of 55%, and are included in acquisition expenses.

SHARES RESERVED FOR FUTURE ISSUANCE: The following table summarizes shares of common stock reserved for future issuance as of December 31, 1996 (in thousands):

        Incentive stock option plan                    1,200
        Directors' stock option plan                     405
        Employee stock purchase plan                     125
                                                       -----
                                                       1,730
                                                       -----
                                                       -----


PRO FORMA STOCK COMPENSATION DISCLOSURE: The Company applies the provisions of APB 25 and related interpretations in accounting for compensation expense under the 86 ISOP, 95 ISOP, DSOP, 95 DSOP, 96 DSOP and ESPP. Had compensation expense under these plans been determined pursuant to SFAS 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1996 and 1995 would have been as follows:


                                                Year Ended December 31,
                                        --------------------------------------
                                               1996                1995
                                        -------------------  -----------------
                                        (IN THOUSANDS, EXCEPT, PER SHARE DATA)
       Net income (loss):
         As reported. . . . . . . . . .      $ 2,027              $(44,079)
         Pro Forma. . . . . . . . . . .      $(3,594)             $(46,548)

      Net income (loss) per share:
         As reported. . . . . . . . . .      $   .15              $  (3.62)
         Pro Forma. . . . . . . . . . .      $  (.27)             $  (3.82)


The fair value of each stock option granted under the 86 ISOP, 95 ISOP, DSOP, 95 DSOP and 96 DSOP was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 48 months; expected volatility of 63.54% in 1996 and 67.49% in 1995; and a risk-free interest rate of 5.57% in 1996 and 6.21% in 1995. The weighted average fair value of stock options granted under the 86 ISOP, 95 ISOP, DSOP, 95 DSOP and 96 DSOP for the years ended December 31, 1996 and 1995, were $3.06 and $5.28, respectively.

The fair value of the shares granted under the ESPP is considered to have an immaterial impact on this calculation.

The above pro forma amounts include compensation expense based on the fair value of stock options granted and vesting during the years ended December 31, 1996 and 1995, and exclude the effects of stock options granted prior to January 1, 1995. Accordingly, the above pro forma net income and net income per share are not representative of the effects of computing stock compensation expense using the fair value method for future periods.

SHAREHOLDER RIGHTS PLAN: In August 1994, the Company adopted a Shareholder Rights Plan pursuant to which one Preferred Share Purchase "Right" was distributed for each outstanding share of common stock. Each Right entitles shareholders to purchase a fraction of a share of Preferred Stock at an exercise price of $60.00 upon certain events. The Rights expire on August 3, 2004, unless earlier redeemed by the Company.

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

NOTE 8. INCOME TAXES:

Operating income (loss) before income taxes are attributable to the following jurisdictions:



                                                Year End December 31
                                           -----------------------------
                                            1996       1995        1994
                                           ------   --------    --------
                                                 (IN THOUSANDS)

  Domestic                                 $2,882   $(41,096)   $(34,787)
  Foreign                                    (398)    (1,897)      1,806
                                           ------   --------    --------
                                           $2,484   $(42,993)   $(32,981)
                                           ------   --------    --------
                                           ------   --------    --------

The provision for income taxes on income (loss) before income taxes primarily consists of foreign withholding taxes.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are primarily the result of the reduction of deferred revenue and reserves, and foreign withholding taxes.

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consisted of the following:


                                              Year End December 31
                                               1996         1995
                                             --------      -------
                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating losses                        $21,414      $13,627
  Nondeductible reserves                        4,486        5,499
  Credit carryforwards                          3,756        2,700
  Deferred revenue                              8,379        9,760
  Depreciation                                    534          427
                                             --------      -------
    Gross deferred tax asset                   38,569       32,013
  Less:  valuation allowance                  (37,585)     (31,785)
                                             --------      -------
    Net deferred tax asset                        984          228
                                             --------      -------

Deferred tax liabilities:
  Software capitalization                        (984)        (228)
                                             --------      -------
Total net deferred tax assets (liabilities)  $      -     $      -
                                             --------      -------
                                             --------      -------

At December 31, 1996, the Company had net operating loss carryforwards of approximately $57.9 million available to offset future federal taxable income and $22.5 million available to offset future state taxes, which expire through 2010. The availability and timing of these carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 1996 and 1995, the Company fully reserved its deferred tax assets due to the existence of sufficient uncertainty with respect to its the ability to realize the deferred tax assets.

NOTE 9. SEGMENT INFORMATION:

The Company participates in one industry segment: the development and marketing of computer software and related services. No one customer has accounted for more than 10% of consolidated annual revenues. The following table presents a summary of operations by geographic region:


                                      North                  Rest of
                                      America      Europe    World       Total
                                      -------      ------    --------   -------
                                                     (IN THOUSANDS)
Year ended December 31, 1996:
  Total revenues                      $25,332     $27,551    $10,350    $63,233
  Operating income (loss)             $(4,472)    $ 3,932    $ 3,024      2,484
  Identifiable assets at year end     $30,281     $ 5,443    $   981     36,705

Year ended December 31, 1995:
  Total revenues                      $25,644     $28,679    $11,391    $65,714
  Operating income (loss)             (38,936)     (4,061)         4    (42,993)
  Identifiable assets at year end      40,482       7,124        498     48,104

Year ended December 31, 1994:
  Total revenues                      $24,933     $24,065    $ 7,534    $56,532
  Operating income (loss)             (34,076)       (492)     1,587    (32,981)
  Identifiable assets at year end      52,259       5,494        408     58,161

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

NOTE 11. RELATED PARTY TRANSACTIONS:

In August 1992, the Company and Novell, which owns 7.70% of the Company's common stock at December 31, 1996, entered into a reseller agreement under which the Company agreed to pay Novell commissions and trademark license fees on certain sales on a quarterly basis. In 1993, this agreement was extended until September 1996. There were no outstanding balances at December 31, 1996 and 1995. In the fourth quarter of 1995, the Company as a result of the restructuring plan, wrote off the remaining prepaid balance of $338,000, which is included in restructuring charges described in Note 4. The amounts expensed for the years ended December 31, 1996, 1995 and 1994, were $0, $666,000 and $209,000, respectively.

The Company recognized revenue of $664,000 and $2,450,000 for the years ended December 31,1996 and 1995, respectively, from Computer Associates International, Inc., the holder of the floating rate subordinated convertible debenture.

The Company has the option to acquire 100% of the outstanding stock of one of its independent foreign distributors, using a purchase price formula based on net profits and revenues. At December 31, 1996 and 1995 the Company had no outstanding receivables from this distributor. The Company recognized revenue of $1,783,000 and $2,007,000 for the years ended December 31, 1996 and 1995, from this distributor.

NOTE 12. SUBSEQUENT EVENTS:

On January 6, 1997, the Company entered into a definitive agreement to acquire (the "Agreement") InfoSpinner, Inc. ("InfoSpinner") of Richardson, Texas. The completion of the transaction is expected to occur during the second quarter of 1997 and is subject to approval of both companies' shareholders as well as other legal requirements.

Under the Agreement, which was approved by the board of directors of both companies, 4,500,000 shares of the Company's common stock will be exchanged for the outstanding InfoSpinner common stock, and series A and series B convertible preferred stock shares. It is anticipated that the transaction will be accounted for as a pooling of interests. If consummated, the financial position and results of operations of the Company and InfoSpinner will be combined for 1997 and all prior periods will be restated to give effect to the merger.

InfoSpinner is a privately held company that develops technologies which uniquely address the challenges of open, scaleable Web computing. InfoSpinner has developed and is marketing an application server, Foresite, that allows companies to migrate existing applications to the Web, integrate with new Web technologies such as Java and HTML, and scale the resulting application to handle large transaction loads over the Web.

                                                                    Schedule II
                             CENTURA SOFTWARE CORPORATION
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)

                                           Balance at   Additions                Balance at
                                          Beginning of  Charged to                 End of
             Description                    the Year     Expenses   Write-Offs   the Year
--------------------------------------    ------------  ---------   ----------   ----------
1996:
  Allowance for doubtful accounts               $1,529     $  406      $  (795)      $1,140
  Reserve for sales returns & allowances         1,946        180         (440)       1,686
                                          ------------  ---------   ----------   ----------
                                                $3,475     $  586      $(1,235)      $2,826
                                          ------------  ---------   ----------   ----------
                                          ------------  ---------   ----------   ----------
1995:
  Allowance for doubtful accounts               $1,007     $1,708      $(1,186)      $1,529
  Reserve for sales returns & allowances         1,884      5,430       (5,368)       1,946
                                          ------------  ---------   ----------   ----------
                                                $2,891     $7,138      $(6,554)      $3,475
                                          ------------  ---------   ----------   ----------
                                          ------------  ---------   ----------   ----------
1994:
  Allowance for doubtful accounts                $ 189     $2,470      $(1,652)      $1,007
  Reserve for sales returns & allowances           735      5,778       (4,629)       1,884
                                          ------------  ---------   ----------   ----------
                                                 $ 924     $8,248      $(6,281)      $2,891
                                          ------------  ---------   ----------   ----------
                                          ------------  ---------   ----------   ----------

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

The Company also makes reference to its report on Form 8-K as filed with the Commission on January 11, 1996, in which the Company reported that subsequent to Arthur Andersen's resignation, the Company received a letter from Arthur Andersen dated January 2, 1996 (the "January Letter"), in which Arthur Andersen advised the Company that it had concluded that it was no longer willing to rely on management's representations made in connection with Arthur Andersen's audits of the Company's December 31, 1994 and 1993, financial statements and therefore had withdrawn its reports dated January 23, 1995 and January 14, 1994, issued with respect to the Company's December 31, 1994 and 1993 financial statements, respectively. A copy of the January Letter was filed as Exhibit 16.4 to the January 11, 1996 Form 8-K. The Company informed the Securities and Exchange Commission that Arthur Andersen did not inform the Company either prior or subsequent to its resignation, except in the context of the January Letter, that it was no longer able to rely on management's representations made in connection with the above-referenced audits, and that in accordance with instruction 5 to Item
304 of Regulation S-K, the Company believed that no reportable event occurred within the meaning of Item 304(a)(1)(v) of Regulation S-K. Furthermore, the Company believes that the opinion of Arthur Andersen contained in the January Letter is unfounded.

During the two most recent fiscal years and subsequent interim periods prior to October 4, 1995, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events, except the Company's disagreement with Arthur Andersen regarding the Company's restatement of its financial results for the quarter ended March 31, 1994, as described in the Form 8K/A.
The reports of Arthur Andersen on the financial statements of the Registrant at and for the years ended December 31, 1994 and 1993, contained no adverse opinion or other disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Effective January 2, 1996, the Board of Directors of the Company engaged the accounting firm of Price Waterhouse LLP ("Price Waterhouse") as independent accountants to audit the Company's financial statements at and for the years ended December 31, 1995, 1994 and 1993.

The Company has not consulted with the independent accounting and audit group at Price Waterhouse responsible for performing future independent accounting work during the preceding two years or subsequent interim periods through September 30, 1995, on (i) either the application of accounting principles or type of opinion Price Waterhouse might issue on the Company's financial statements or
(ii) the Company's disagreement with Arthur Andersen regarding the Company's restatement of its financial results for its quarter ended March 31, 1994, as described in the Form 8-K/A. Through its outside litigation counsel the Company previously engaged the Dispute Analysis and Corporate Recovery Consulting Unit of Price Waterhouse as litigation consultants and to provide expert witness testimony in connection with the securities class action litigation filed against the Company and various of its officers and directors in May 1994, as described in the Form 8-K dated January 11, 1996.

The Company requested Arthur Andersen to furnish a letter addressed to the SEC stating whether Arthur Andersen agrees with the above statements.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT

(1)  Identification of Directors:

     The information concerning the Company's directors and nominees is incorporated by reference from the section entitled "Proposal No. 1 - Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders (the Proxy Statement), a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

(2)  Identification of Executive Officers:

     See Part I, "Directors and Executive Officers of the Registrant."

     The information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from "Compliance with
     Section 16(a) of the Securities Exchange Act of 1934" in the Proxy
     Statement.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the sections entitled "Compensation of Executive Officers", "Report of the Compensation Committee", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

 (1) FINANCIAL STATEMENTS. The following financial statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

    1.   Report of Price Waterhouse LLP, Independent Accountants.
    2.   Consolidated Balance Sheets at December 31, 1996 and 1995.
    3. Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996.
    4. Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1996, 1995 and 1994.
    5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.
    6.   Notes to Consolidated Financial Statements.

 (2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of the Company for the year ended December 31, 1996, 1995 and 1994 is contained in Item 8 of this Annual Report on Form 10-K:

    1.   II - Valuation and Qualifying Accounts
    2.   Report of Price Waterhouse LLP, Independent Accountants.  Refer to
         Item 14(a)(1)1 above.

    Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the financial statements or the notes thereto.

 (3)  EXHIBITS. - Refer to Item 14(c) below.

    (b) REPORTS ON FORM 8-K. - Not Applicable

(c) EXHIBITS.

    Exhibits (numbered in accordance with Item 601 of Regulation S-K)


EXHIBIT
NUMBER                                     DESCRIPTION
-------          ---------------------------------------------------------------------
2.1 (1)          Agreement and Plan of Reorganization dated January 6, 1997 by and among the Registrant, IS Acquisition Corporation and
                 InfoSpinner, Inc.

2.2 (1)          Form of Certificate of Merger among the Registrant, IS
                 Acquisition Corporation and InfoSpinner, Inc.

3(i) (2) Articles of Incorporation of Registrant, as amended on September 24,1996.

3(ii) (2)        Bylaws of Registrant, as amended on September 24, 1996.

4.1 (13)         Preferred Shares Rights Agreement, dated as of August 3,
                 1994, between Gupta Corporation and Chemical Trust Company of
                 California, including the Certificate of Determination of Rights,
                 Preferences and Privileges of Series A Participating Preferred Stock,
                 the form of Rights Certificate and the Summary of Rights, attached thereto as Exhibits A, B and C, respectively.

10.1 (3)         Form of Directors' and Officers' Indemnification Agreement.

10.2 (4)(5)      1986 Incentive Stock Option Plan, as amended, and forms
                 of agreements thereunder.

10.3 (3) 1991 United Kingdom Sub Plan and forms of agreement thereunder.

10.4 (2) 1992 Employee Stock Purchase Plan and forms of agreements thereunder, as amended on September 24, 1996.

10.5 (3) 1992 Directors' Stock Option Plan and forms of agreements thereunder.

10.8 (3) Lease Agreement dated February 4, 1992 between Registrant and Bohannon Associates.

10.9 (6)         1996 Executive Officers' Compensation Plan.

10.12 (3)        Forms of License Agreements.

10.14 (2)        1995 Stock Option Plan and forms of agreement
                 thereunder, as amended on September 24, 1996.

10.16 (7)        Note Purchase Agreement dated March 31, 1996 between
                 the Company and Computer Associates International, Inc.

10.17 (8)        Executive Employment Agreement dated April 10, 1996
                 between the Company and Sam M. Inman III.

10.18 (9)        Loan Agreement Secured by Property and Securities dated
                 August 31, 1996 between the Company and Earl and Ann Stahl.

10.19 (2)        1996 Directors' Stock Option Plan and forms of
                 agreement thereunder.

10.20 (2)        Stipulation of Settlement dated July 19, 1996, in
                 regards to the Registrant's securities litigation between plaintiff's settlement counsel and the Registrant's counsel, including exhibits thereto, and related Final Judgment and Order of Dismissal dated
                 September 30, 1996.

10.21 (14)       Distributorship Agreement dated January 6, 1997,
                 between Centura Software Corporation and InfoSpinner, Inc.

10.22            1997 Executive Officers' Compensation Plan.

11.1 (14)        Statement regarding Computation of per share earnings.


16 (10)(11)(12)  Letter regarding change in Certifying Accountant.

21 (1)           Subsidiaries of Registrant.

23.1             Consent of Price Waterhouse LLP, Independent Accountants.

24.1             Power of Attorney.  See Page 52.

27               Financial Data Schedule

-------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 (No. 333-20491) filed with the Commission on January 27, 1997.

(2)   Incorporated by reference from the Company's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-55566), declared effective by the Commission on February 4, 1993.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-62194) filed with the Commission on May 5, 1993.

(5) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 33-83850) filed with the Commission on September 9, 1994.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(10) Incorporated by reference from the Company's Current Report on Form 8-K dated July 2, 1993.

(11) Incorporated by reference from the Company's Current Report on Form 8-K dated October 11, 1995 as amended by Amendment No. 1 dated October 25, 1995 (Form 8-K/A).

(12) Incorporated by reference from the Company's Current Report on Form 8-K dated January 8, 1996.

(13) Incorporated by reference from the Company's Registration Statement on Form 8-A filed with the Commission on August 10, 1994.

(14) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 filed with the Commission on March 10, 1997.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURA SOFTWARE CORPORATION


By:         /s/ Sam M. Inman III                       Date:    March 31, 1997
    -----------------------------------------------          -------------------
    Samuel M. Inman III, PRESIDENT, CHIEF EXECUTIVE
    OFFICER (PRINCIPAL EXECUTIVE OFFICER)


                                  POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel M. Inman or Richard A. Gelhaus, or either of them, with the power of substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:        /s/ Sam M. Inman III                 Date:    March 31, 1997
    ---------------------------------------           ------------------
    Samuel M. Inman III, CHAIRMAN, BOARD OF
    DIRECTORS, PRESIDENT, CHIEF EXECUTIVE
    OFFICER(PRINCIPAL EXECUTIVE OFFICER)


By:        /s/ Richard A. Gelhaus               Date:    March 31, 1997
    ---------------------------------------           ------------------
    Richard A. Gelhaus, SENIOR VICE PRESIDENT
    OF FINANCE AND OPERATIONS, CHIEF FINANCIAL
    OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING
    OFFICER)

By:        /s/ William O. Grabe                 Date:    March 31, 1997
    ---------------------------------------           ------------------
    William O. Grabe, DIRECTOR


By:        /s/ Max D. Hopper                    Date:    March 31, 1997
    ---------------------------------------           ------------------
    Max D. Hopper, DIRECTOR


By:        /s/ D. Bruce Scott                   Date:    March 31, 1997
    ---------------------------------------           ------------------
    D. Bruce Scott, DIRECTOR


By:        /s/ Anthony Sun                      Date:    March 31, 1997
    ---------------------------------------           ------------------
    Anthony Sun, DIRECTOR

                         CENTURA SOFTWARE CORPORATION
                              INDEX TO EXHIBITS*


Exhibit                                                            Sequentially
Number                     Exhibit                                 Numbered Page
-------  --------------------------------------------------------- -------------
10.22    1997 Executive Officers Compensation Plan.
23.1     Consent of Price Waterhouse LLP, Independent Accountants

* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Annual Report on Form 10-K.