Form 10-Q
period 1997-03-31
CENTURA SOFTWARE CORP
filed 1997-05-15
CIK 895021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD                   TO

                          COMMISSION FILE NUMBER: 0-21010

                             ---------------------

                          CENTURA SOFTWARE CORPORATION

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                     94-2874178
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)       Identification No.)

     1060 MARSH ROAD, MENLO PARK,               94025
              CALIFORNIA
   (Address of principal executive           (Zip Code)
               offices)

       Registrant's telephone number, including area code: (415) 321-9500

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    As of April 30, 1997, there were 15,293,066 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CENTURA SOFTWARE CORPORATION
                 FORM 10-Q for the Quarter Ended March 31, 1997
                                     INDEX

                                                                                                          PAGE NUMBER
                                                                                                          -----------
PART I      FINANCIAL INFORMATION
            Item 1. Financial Statements and Supplementary Data

            a) Condensed consolidated balance sheets at March 31, 1997 and December 31, 1996............           1

            b) Condensed consolidated statements of operations for the three months ended March 31, 1997
               and 1996.................................................................................           2

            c) Condensed consolidated statements of cash flows for the three months ended March 31, 1997
               and 1996.................................................................................           3

            d) Notes to condensed consolidated financial statements.....................................         4-5

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..........................................................................        6-15

PART II     OTHER INFORMATION
            Item 1. Legal Proceedings...................................................................          16

            Item 2. Changes in Securities...............................................................          16

            Item 3. Defaults in Senior Securities.......................................................          16

            Item 4. Submission of Matters to a Vote of Security Holders.................................          16

            Item 5. Other Information...................................................................          16

            Item 6. Exhibits and Reports on Form 8-K....................................................          16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CENTURA SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        MARCH 31,    DECEMBER
                                                                          1997       31, 1996
                                                                       -----------  -----------
                                                                       (UNAUDITED)
                               ASSETS
Current Assets:
  Cash and cash equivalents..........................................   $   4,263    $   6,669
  Short-term investments.............................................       1,565        2,065
  Accounts receivable, less allowances of $2,780 and $2,826..........       9,524       13,574
  Inventories........................................................          81          216
  Other current assets...............................................       3,408        3,300
                                                                       -----------  -----------
    Total current assets.............................................      18,841       25,824
Property and equipment, at cost, net of accumulated depreciation.....       3,374        3,622
Capitalized software, at cost, net of accumulated amortization.......       4,098        4,226
Long-term investments................................................       1,070        1,221
Other assets.........................................................       1,748        1,812
                                                                       -----------  -----------
    Total assets.....................................................   $  29,131    $  36,705
                                                                       -----------  -----------
                                                                       -----------  -----------

                LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt..................................   $     279    $     336
  Accounts payable...................................................       4,269        5,683
  Accrued compensation and related expenses..........................       3,895        2,484
  Other accrued liabilities..........................................       1,349        4,313
  Accrued litigation expenses........................................         209        6,733
  Deferred revenue...................................................      19,061       21,891
                                                                       -----------  -----------
    Total current liabilities........................................      29,062       41,440
Long-term debt, less current portion.................................      10,000       10,032
Other long-term liabilities..........................................       2,348        2,156
                                                                       -----------  -----------
    Total liabilities................................................      41,410       53,628
                                                                       -----------  -----------

Shareholders' Deficit:
  Preferred stock, no par value; 2,000 shares authorized; none
    issued...........................................................          --           --
  Common stock, par value $.01 per share; 60,000 shares authorized;
    15,238 shares and 13,728 shares issued and outstanding...........      69,671       63,047
  Cumulative translation adjustment..................................        (428)        (513)
  Accumulated deficit................................................     (81,522)     (79,457)
                                                                       -----------  -----------
    Total shareholders' deficit......................................     (12,279)     (16,923)
                                                                       -----------  -----------
    Total liabilities and shareholders' deficit......................   $  29,131    $  36,705
                                                                       -----------  -----------
                                                                       -----------  -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          CENTURA SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Net revenues:
  Product...................................................................................  $   9,514  $  10,931
  Service...................................................................................      4,086      4,462
                                                                                              ---------  ---------
    Net revenues............................................................................     13,600     15,393
                                                                                              ---------  ---------
Cost of revenues:
  Product...................................................................................      1,366      1,246
  Service...................................................................................      2,119      2,195
                                                                                              ---------  ---------
    Cost of revenues........................................................................      3,485      3,441
                                                                                              ---------  ---------
      Gross profit..........................................................................     10,115     11,952
                                                                                              ---------  ---------
Operating expenses:
  Sales and marketing.......................................................................      6,623      6,753
  Research and development..................................................................      2,703      2,901
  General and administrative................................................................      1,693      1,641
  Acquisition expense.......................................................................        261         --
                                                                                              ---------  ---------
    Total operating expenses................................................................     11,280     11,295
                                                                                              ---------  ---------
      Operating income (loss)...............................................................     (1,165)       657

Other income (expense):
  Interest income...........................................................................         55        194
  Interest expense..........................................................................       (214)      (187)
  Foreign currency loss.....................................................................       (731)      (181)
                                                                                              ---------  ---------
Income (loss) before income taxes...........................................................     (2,055)       483
Provision for income taxes..................................................................         10        162
                                                                                              ---------  ---------
Net income (loss)...........................................................................  $  (2,065) $     321
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income (loss) per share.................................................................  $    (.14) $     .03
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Weighted average common shares and equivalents..............................................     15,224     12,665
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          CENTURA SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Cash flows from operating activities:
  Net income (loss)..........................................................................  $  (2,065) $     321
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization............................................................      1,383      1,191
    Provision for doubtful accounts..........................................................         12         10
    Provision for sales returns and allowances...............................................         94        474
    Changes in assets and liabilities:
      Accounts receivable....................................................................      3,944        799
      Inventories............................................................................        135        114
      Other current assets...................................................................       (108)    (1,216)
      Other assets...........................................................................          2         14
      Accounts payable and accrued liabilities...............................................     (2,967)    (3,489)
      Deferred revenue.......................................................................     (2,830)      (656)
      Accrued litigation expense.............................................................          9         --
      Other long-term liabilities............................................................        192        123
                                                                                               ---------  ---------
        Net cash used in operating activities................................................     (2,199)    (2,315)
                                                                                               ---------  ---------

Cash flows from investing activities:
  Maturities of investments..................................................................        652      4,046
  Purchases of investments...................................................................         (1)      (180)
  Proceeds from sale of property and equipment...............................................         69         52
  Acquisitions of property and equipment.....................................................       (511)      (429)
  Capitalization of software costs...........................................................       (466)      (827)
  Capitalization of other intangibles........................................................        (37)       (15)
                                                                                               ---------  ---------
        Net cash provided by (used in) investing activities..................................       (294)     2,647
                                                                                               ---------  ---------
Cash flows from financing activities:
  Repayment of note payable..................................................................        (89)       (81)
  Repayment of capital lease obligations.....................................................         --        (12)
  Proceeds from issuance of common stock, net................................................         91        204
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................          2        111
                                                                                               ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.................................         85         18
                                                                                               ---------  ---------
Net increase (decrease) in cash and cash equivalents.........................................     (2,406)       461
Cash and cash equivalents at beginning of period.............................................      6,669      9,865
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $   4,263  $  10,326
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          CENTURA SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    METHOD OF PREPARATION. The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Centura Software Corporation (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the operating results to be expected for the full year.

    The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    COMPUTATION OF NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding. Common stock equivalents (using the modified treasury stock method) have been included in the computation when dilutive. Convertible debentures, which are not common stock equivalents, are excluded in a fully diluted calculation of earnings (loss) per share because their effect is antidilutive.

    RECENT ACCOUNTING PRONOUNCEMENT. Effective for both interim and annual financial statements for the periods ending after December 15, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which replaces primary and fully diluted earnings per share computed in accordance with Accounting Principles Board Opinion No. 15 with a calculation called Basic Earnings Per Share and Diluted Earnings Per Share. Basic Earnings Per Share will be calculated by dividing income available to common shareholders by weighted average common shares outstanding. Diluted Earnings Per Share is calculated by dividing income available to common shareholders by the assumed conversion of all potentially dilutive securities under the treasury stock method. Early adoption is prohibited. The adoption of SFAS 128 would not have had a material impact on the Company's earnings per share for the three months ended March 31, 1997.

    RECLASSIFICATIONS. In order to conform to the condensed consolidated statement of cash flows for the three months ended March 31, 1997, certain reclassifications have been made to the condensed consolidated statement of cash flows for the three months ended March 31, 1996.

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

    The Company reached a binding settlement agreement with plaintiffs' counsel in this lawsuit, and gained court approval on September 30, 1996. Under the terms of the agreement, the Company would provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff

                          CENTURA SOFTWARE CORPORATION

                                  (UNAUDITED)

2. LITIGATION (CONTINUED)
class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock was less than an average price of $6.00 per share during certain twenty day trading periods specified by the Court. The Company's directors and officers' liability insurer paid approximately $2 million of the cash contribution to the settlement fund. The Company paid the remaining cash settlement during 1996. The 1995 financial statements include $15.3 million in litigation expense for the agreement and associated legal expenses. As of March 31, 1997, the Company has distributed all common stock shares as required by the settlement agreement.

    As of March 31, 1997, to the best of the Company's knowledge there were no other pending actions, potential actions, claims or proceedings against the Company that were likely to result in potential damages that would have a material adverse impact on the Company's financial statements. As noted in the "Risk Factors" in Item 2, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

3. TERMINATION OF MERGER AGREEMENT WITH INFOSPINNER INC.

    On January 6, 1997, the Company entered into a definitive agreement (the "Agreement") to acquire InfoSpinner, Inc. ("InfoSpinner") of Richardson, Texas. The completion of the transaction was subject to the approval of both companies' shareholders as well as other legal requirements. Additionally, under the terms of the Agreement, either party had the right to terminate the transaction if the merger had not been consummated by April 30, 1997. As of April 30, 1997, the Company did not obtain the majority vote of the shareholders required for the approval of the proposed merger, and as a result, the board of directors of InfoSpinner elected to exercise its right to terminate the transaction.

    In addition to the Agreement, the companies also entered into a distributorship agreement (the "Distributorship Agreement") on January 6, 1997, which grants the Company the right to distribute InfoSpinner's Foresite Web Integration Server on a worldwide basis. The Distributorship Agreement remains in full force and effect.

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

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS:

    NET PRODUCT REVENUES. Net product revenues decreased 13% to $9.5 million for the quarter ended March 31, 1997, from $10.9 million for the quarter ended March 31, 1996. The decrease in net product revenues is primarily attributable to decreased sales of SQLWINDOWS products, resulting from the introduction of the CENTURA product line during May 1996, and decreased sales of SQLBASE products partially offset by new revenues generated by sales of the Company's CENTURA product and FORESITE the Internet integration products sold by the Company pursuant to the Distributorship Agreement with InfoSpinner, Inc. Channel sales provided 50% and 47% of net product revenues, and corporate sales provided 50% and 53% of net product revenues for the quarters ended March 31, 1997 and 1996, respectively. International sales accounted for $6.1 million or 63% and $7.4 million or 67% of net product revenues for the quarters ended March 31, 1997 and 1996, respectively. The decrease in international sales of $1.3 is primarily due to decreased sales in the Asia Pacific and Latin America areas, caused in large part by distributor problems in Japan and Brazil which the Company is currently addressing.

    NET SERVICE REVENUES. Net service revenues decreased 8% to $4.1 million for the quarter ended March 31, 1997, from $4.5 million for the quarter ended March 31, 1996, primarily due to the reduction in professional services and customer training, which was handled by channel partners. International sales accounted for 38% and 39% of total net service revenues for the quarters ended March 31, 1997 and 1996, respectively.

    COST OF PRODUCT REVENUES. Cost of product revenues includes the cost of subcontracted production and the amortization of capitalized software. Cost of product revenues increased 10% to $1.4 million for the quarter ended March 31, 1997, from $1.2 million for the quarter ended March 31, 1996, primarily due to the increased amortization of capitalized software related to the CENTURA product line for the quarter ended March 31, 1997. Cost of product revenue as a percentage of product revenues was 14% and 11% for the quarters ended March 31, 1997 and 1996.

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the software purchased from third parties, increased to $594,000 for the three months ended March 31, 1997 from $316,000 for the three months ended March 31, 1996.

    COST OF SERVICE REVENUES. Cost of service revenues consists primarily of personnel costs related to maintenance, training and technical support. Cost of service revenues remained constant at $2.1 million and $2.2 million for the quarters ended March 31, 1997 and 1996, respectively. Cost of service revenues as a percentage of net service revenues was 52% and 49% for the quarters ended March 31, 1997 and 1996, respectively. The increase in percentage is a result of decreased net service revenue.

    SALES AND MARKETING EXPENSES. For the quarter ended March 31, 1997, the Company spent $6.6 million, or 49% of net revenues, in sales and marketing activities, compared to $6.8 million, or 44% of net revenues, for the quarter ended March 31, 1996. The reduction in sales and marketing expense reflects the Company's commitment to control spending, while continuing its worldwide marketing efforts.

    RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        --------------------
                                                                          1997       1996
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Gross research and development expenses...............................  $   3,019  $   3,728
Capitalized internal software development costs.......................       (316)      (827)
                                                                        ---------  ---------
Net research and development expenses.................................  $   2,703  $   2,901
                                                                        ---------  ---------
                                                                        ---------  ---------
As a Percentage of Net Revenues:
  Gross research and development expenses.............................         22%        24%
  Net research and development expenses...............................         20%        19%

    The decrease in gross research and development expenses, and capitalized internal software development costs reflects the fact that the Company accelerated development to have the CENTURA product line ready for sale during the second quarter of 1996. Gross research and development costs have decreased correspondingly since the initial release date of the CENTURA product.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained relatively constant at $1.7 million for the first quarter of 1997 and $1.6 million for the first quarter of 1996.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, interest expense, and gains or losses on foreign currency transactions. For the quarter ended March 31, 1997 other income (expense), net was $(0.9) million, compared to $(0.2) million for the quarter ended March 31, 1996. The net increase in expense is primarily attributable to a reduction in interest income resulting from decreased cash, cash equivalents and investments of $11.5 million between March 31, 1997 and 1996, and increased foreign currency loss resulting primarily from the strengthening of the United States Dollar against the British Pound and German Mark between December 31, 1996 and March 31, 1997.

    PROVISION FOR INCOME TAXES. The provision for income taxes was insignificant for the first quarter of 1997 and $0.2 million in the first quarter of 1996. The provision primarily relates to foreign withholding taxes. Due to the Company's existing net operating loss position with regard to prior years, no tax provision was made for income in this quarter.

LIQUIDITY AND CAPITAL RESOURCES:

    At March 31, 1997, the Company had a deficit working capital position of $10.2 million due principally to deferred revenues of $19.1 million. Net cash used in operating activities for the quarter ended March 31, 1997 was $2.2 million, which resulted primarily from the net loss, decrease in accounts payable and accrued liabilities, and decrease in deferred revenues offset by the decrease in accounts receivable, and depreciation and amortization expense for the quarter. Cash used in investing activities totaled $0.3 million, which related primarily to the capitalization of software development costs of $0.5 million and the purchases of property and equipment of $0.5 million offset by the maturities of short-term investments of $0.7 million.

    During March 1995, the Company entered into an unsecured floating rate convertible subordinated note and related agreement with Computer Associates International, Inc. (the "CA Agreement") for $10.0 million. The note matures in 1998 and is convertible into common stock at the Company's option on the maturity date for a number of shares based on the market price of the Company's common stock at the time of conversion. Interest on the note is the one-month LIBOR plus 1.25% and is payable quarterly. At the Company's option interest payments may be deferred until the principal is due. Material covenants of the Company under the CA Agreement include the Company's agreement to: pay and discharge its material obligations and liabilities, including tax obligations; continue to engage in business of the same general type currently conducted; refrain from declaring any dividend or from repurchasing or redeeming its common stock or indebtedness; refrain from consolidating or merging (except where the Company is the surviving corporation and incurs no event of default under such note); refrain from incurring senior or pari passu indebtedness or from creating or incurring encumbrances or liens, other than certain permitted liens on its properties. The agreement also requires the Company to maintain a minimum market capitalization of $40.0 million commencing on (and including) November 1, 1997, and continuing through the duration of the note (the "Minimum Market Capitalization Requirement"). If the Company does not meet the Minimum Market Capitalization Requirement, the Company will lose the option to convert the note into common stock, and all outstanding principal and interest will be due and payable on the conversion date, May 1, 1998.

    Additional financing may be required to meet NASDAQ minimum net worth requirements, fund continuing operations, as well as, to pay the unsecured floating rate convertible subordinated note and related outstanding interest with CA. The Company believes that expected cash flows from operations and existing cash balances, may not meet the Company's currently anticipated working capital and capital expenditure requirements for the next 12 months. The Company is exploring several options to raise cash for operational or other needs. There can be no assurance that financing will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's shareholders.

    The Company's capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to the Company's business, which the Company considers from time to time. The Company regularly evaluates such opportunities. Any such transaction, if consummated, may further reduce the Company's working capital or require the issuance of equity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    RECENT COMPANY LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. There can be no assurance that the restructuring of the Company's business strategies and tactics, commenced in early 1996, will be successful or that the Company will be able to achieve or sustain any such profitability on a quarterly or annual basis. The Company's product licensing arrangements are subject to sell-through revenue recognition which makes estimation of revenue dependent on reporting by the Company's resellers and distributors and extremely uncertain. In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including, general market demand for the Company's products; the size and timing of individual orders during a quarter; the Company's ability to fulfill such orders; introduction, localization or enhancement of products by the Company; delays in the introduction and/or enhancement of products by the Company and its competitors; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in the Company's strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions. Sales of the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company's financial results also may vary as a result of seasonal factors including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows.

    Although the Company has operated historically with little or no backlog of traditional boxed product shipments, it has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results during such quarters. It has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has also experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, or the actual loss of product orders can cause significant variations in operating results from quarter to quarter. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. To the extent that the Company's expenses precede or are not subsequently followed by increased revenues, its business, operating results and financial condition could be materially and adversely affected. In addition, the Company currently intends to increase its operating expenses to primarily fund increases in its sales and marketing operations and expand distribution channels. To the extent that such expenses precede or are not subsequently followed by increased net revenues, the Company's business, operating results and financial condition could be materially and adversely affected. Due to the foregoing factors, it is likely that the Company's operating results for some future quarter will fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock could be materially and adversely affected.

    VOLATILITY OF THE COMPANY'S COMMON STOCK PRICE. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1996 and the first three months in 1997 and may continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of new products or customer contracts by the Company or its competitors, litigation and other factors. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of its common stock price.

    NEED FOR ADDITIONAL EQUITY FINANCING. The Company may be required to seek additional equity financing to meet NASDAQ minimum net worth requirements, continuing operations, as well as, pay the unsecured floating rate convertible subordinated note and related outstanding interest with CA. Furthermore, the Company must achieve a reasonable operating performance to satisfy its current and future financing needs. There can be no assurance that financing will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's shareholders.

    NEW PRODUCT RISKS; RAPID TECHNOLOGICAL CHANGE. The markets for the Company's software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and computer operating environments, and frequent new product introductions and enhancements. As a result, the success of the Company depends substantially upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances and meet increasing customer expectations, all on a timely and cost-effective basis. To the extent one or more competitors introduce products that better address customer needs, the Company's business could be adversely affected. The Company currently markets the following primary products: CENTURA, SQLWINDOWS, SQLBASE and SQLHOST, as well as FORESITE, the Internet integration product, sold by the Company on a non-exclusive basis pursuant to the Distributorship Agreement with InfoSpinner, Inc. Its strategy is centered on the successful delivery and market acceptance of its CENTURA products and FORESITE product. The release of the CENTURA line of products occurred in May 1996. The Company's success will also depend on the ability of its products to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Any failure to deliver these products as scheduled or their failure to achieve early market acceptance as a result of competition, technological change, failure of the Company to timely release new versions or upgrades, the failure of such upgrades to achieve market acceptance or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially and adversely affected.

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

    Many of the Company's competitors or potential competitors have longer operating histories and significantly greater financial, managerial, technical, and marketing resources, as well as greater name recognition and a larger installed base, than the Company. A variety of potential actions by any of these competitors, including a reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products or features, acquisitions of software applications or technologies from third parties, the formation of strategic alliances, product giveaways or product bundling could have a material adverse effect on the business, operating results and financial condition of the Company. The Company's products experienced increased competition in 1995, 1996 and the first quarter of 1997, resulting in loss of market share. Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. Such competition has in the past and may again in the future result in price reductions and/or loss of market share and has in the past and may again in the future have a material adverse effect on the Company's business, operating results and financial condition. In particular, while the Company is currently developing additional product enhancements that it believes address customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

    INTERNET SOFTWARE MARKET. The market for Internet software in general, and the segments of such market addressed by the FORESITE products sold by the Company on a non-exclusive basis pursuant to a Distributorship Agreement with InfoSpinner, Inc. and the Company's other products are relatively new. The future financial performance of the Company will depend in part on the continued expansion of this market and these market segments and the growth in the demand for FORESITE products and other products developed by the Company, as well as increased acceptance of the Company's products by MIS professionals. There can be no assurance that the Internet software market and the relevant segments of the market will continue to grow, that the Company will be able to respond effectively to the evolving requirements of the market and market segments, or that MIS professionals will accept the Company's products. If the Company is not successful in developing, marketing, localizing and selling applications that gain commercial acceptance in these markets and market segments on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected.

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

    In a number of markets, including rapidly growing client/server markets such as Japan, Korea, China/ Hong Kong and Brazil, the Company has entered into quasi-exclusive multi-year agreements with independent companies that have also licensed the use of the Company's name. These agreements are in place to increase the Company's opportunities and penetration in such markets where the rapid adoption of client/server technologies is anticipated. While the Company believes that to date these agreements have increased the Company's penetration in these markets, there can be no certainty that this performance will continue nor that these relationships will remain in place. The Company's future cost of maintaining its business in these markets could increase substantially if these agreements are not renewed.

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

    DEPENDENCE ON KEY PERSONNEL. The Company's future performance is substantially dependent on the performance of its executive officers and key product development, technical, sales, marketing and management personnel. The Company does not have employment or non-competition agreements with any of its employees except Sam Inman, the Company's CEO and President. The loss of the services of any executive officer or other key technical or management personnel of the Company for any reason could have a material adverse effect on the business, operating results and financial condition of the Company.

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

PART II -- OTHER INFORMATION

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

    The Company reached a binding settlement agreement with plaintiffs' counsel in this lawsuit, and gained court approval on September 30, 1996. Under the terms of the agreement, the Company would provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock was less than an average price of $6.00 per share during certain twenty day trading periods specified by the Court. The Company's directors and officers' liability insurer paid approximately $2 million of the cash contribution to the settlement fund. The Company paid the remaining cash settlement during 1996. The 1995 financial statements include $15.3 million in litigation expense for the agreement and associated legal expenses. As of March 31, 1997, the Company has distributed all common stock shares as required by the settlement agreement.

ITEM 2. CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3. DEFAULTS IN SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE

ITEM 5. OTHER INFORMATION -- NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  EXHIBIT
  NUMBER                                                 DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------
    10.21*   Distributorship Agreement dated January 6, 1997 between Centura Software Corporation and
             InfoSpinner, Inc.

------------------------

* Indicates that portions have been omitted for which confidential treatment was granted by the Securities and Exchange Commission pursuant to an order dated April 2, 1997.

    (b) Reports on Form 8-K -- Not Applicable

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CENTURA SOFTWARE CORPORATION

Date: May 15, 1997              By:            /s/ RICHARD A. GELHAUS
                                     -----------------------------------------
                                     Richard A. Gelhaus, SENIOR VICE PRESIDENT
                                     OF FINANCE AND OPERATIONS, CHIEF FINANCIAL
                                          OFFICER (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)