Form 10-Q
period 1997-06-30
CENTURA SOFTWARE CORP
filed 1997-08-14
CIK 895021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD              TO

                        Commission file number: 0-21010

                          CENTURA SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                               94-2874178
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification Number)

   975 ISLAND DRIVE, REDWOOD SHORES, CALIFORNIA                94065
     (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (650) 596-3400

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

                          Yes_________    No____X____

    As of July 31, 1997, there were 15,334,501 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CENTURA SOFTWARE CORPORATION

                 FORM 10-Q for the Quarter Ended March 31, 1997

                                     INDEX

                                                                                                                PAGE NUMBER
                                                                                                                -----------
PART I      FINANCIAL INFORMATION

            Item 1. Financial Statements and Supplementary Data

                       a)         Condensed consolidated balance sheets at June 30, 1997 and December 31,
                                  1996........................................................................           1

                       b)         Condensed consolidated statements of operations for the three months and six
                                  months ended June 30, 1997 and 1996.........................................           2

                       c)         Condensed consolidated statements of cash flows for the six months ended
                                  June 30, 1997 and 1996......................................................           3

                       d)         Notes to condensed consolidated financial statements........................           4

            Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations.....................................................................................           7

PART II     OTHER INFORMATION

            Item 1. Legal Proceedings.........................................................................          18

            Item 2. Changes in Securities.....................................................................          18

            Item 3. Defaults in Senior Securities.............................................................          18

            Item 4. Submission of Matters to a Vote of Security Holders.......................................          18

            Item 5. Other Information.........................................................................          18

            Item 6. Exhibits and Reports on Form 8-K..........................................................          19

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          CENTURA SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1997           1996
                                                                        -----------   ------------
                                                                        (UNAUDITED)
                                              ASSETS
Current Assets:
  Cash and cash equivalents...........................................   $  4,812       $  6,669
  Short-term investments..............................................        565          2,065
  Accounts receivable, less allowances of $2,931 and $2,826...........      8,917         13,574
  Other current assets................................................      4,387          3,516
                                                                        -----------   ------------
    Total current assets..............................................     18,681         25,824
Property and equipment, at cost, net of accumulated depreciation......      4,742          3,622
Capitalized software, at cost, net of accumulated amortization........      3,443          4,226
Long-term investments.................................................        976          1,221
Other assets..........................................................      2,017          1,812
                                                                        -----------   ------------
    Total assets......................................................   $ 29,859       $ 36,705
                                                                        -----------   ------------
                                                                        -----------   ------------

                              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt...................................   $ 10,188       $    336
  Accounts payable....................................................      6,355          5,683
  Accrued compensation and related expenses...........................      2,254          2,484
  Other accrued liabilities...........................................      4,057          4,313
  Accrued litigation expenses.........................................        209          6,733
  Deferred revenue....................................................     17,795         21,891
                                                                        -----------   ------------
    Total current liabilities.........................................     40,858         41,440
Long-term debt, less current portion..................................         --         10,032
Other long-term liabilities...........................................        856          2,156
                                                                        -----------   ------------
    Total liabilities.................................................     41,714         53,628
                                                                        -----------   ------------

Shareholders' Deficit:
  Common stock, par value $.01 per share; 60,000 shares authorized;
    15,301 shares and 13,728 shares issued and outstanding............     69,896         63,047
  Cumulative translation adjustment...................................       (505)          (513)
  Accumulated deficit.................................................    (81,246)       (79,457)
                                                                        -----------   ------------
    Total shareholders' deficit.......................................    (11,855)       (16,923)
                                                                        -----------   ------------
    Total liabilities and shareholders' deficit.......................   $ 29,859       $ 36,705
                                                                        -----------   ------------
                                                                        -----------   ------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          CENTURA SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Net revenues:
  Product.............................................................  $  11,790  $  11,657  $  21,304  $  22,588
  Service.............................................................      4,314      3,989      8,400      8,451
                                                                        ---------  ---------  ---------  ---------
    Net revenues......................................................     16,104     15,646     29,704     31,039
                                                                        ---------  ---------  ---------  ---------

Cost of revenues:
  Product.............................................................      1,301      1,253      2,667      2,499
  Service.............................................................      2,272      2,262      4,391      4,457
                                                                        ---------  ---------  ---------  ---------
    Cost of revenues..................................................      3,573      3,515      7,058      6,956
                                                                        ---------  ---------  ---------  ---------
      Gross profit....................................................     12,531     12,131     22,646     24,083
                                                                        ---------  ---------  ---------  ---------

Operating expenses:
  Sales and marketing.................................................      7,387      7,443     14,010     14,186
  Research and development............................................      2,718      2,656      5,421      5,557
  General and administrative..........................................      1,764      1,667      3,457      3,358
  Acquisition expense.................................................        270         --        531         --
                                                                        ---------  ---------  ---------  ---------
    Total operating expenses..........................................     12,139     11,766     23,419     23,101
                                                                        ---------  ---------  ---------  ---------
      Operating income (loss).........................................        392        365       (773)       982

Other income (expense):
  Interest income.....................................................         41        192         96        386
  Interest expense....................................................       (210)      (262)      (424)      (409)
  Foreign currency gain (loss)........................................         78        159       (653)       (22)
                                                                        ---------  ---------  ---------  ---------
Income (loss) before income taxes.....................................        301        454     (1,754)       937
Provision for income taxes............................................         25         31         35        193
                                                                        ---------  ---------  ---------  ---------
Net income (loss).....................................................  $     276  $     423  $  (1,789) $     744
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Net income (loss) per share...........................................  $    0.02  $    0.03  $   (0.12) $    0.06
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Weighted average common shares and equivalents........................     15,289     12,735     15,256     12,694
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          CENTURA SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
Cash flows from operating activities:
  Net income (loss).....................................................................  $  (1,789) $     744
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization.......................................................      2,704      2,379
    Provision for doubtful accounts.....................................................        247        101
    Provision for sales returns and allowances..........................................        257        649
    Valuation of stock warrant issued in connection with factoring agreement............        102         --
    Changes in assets and liabilities:
      Accounts receivable...............................................................      4,153        788
      Other current assets..............................................................       (871)      (417)
      Other assets......................................................................       (272)        29
      Accounts payable and accrued liabilities..........................................     (1,506)    (4,268)
      Deferred revenue..................................................................     (4,096)    (3,800)
      Accrued litigation expense........................................................          9       (994)
      Other long-term liabilities.......................................................        392        363
                                                                                          ---------  ---------
        Net cash used in operating activities...........................................       (670)    (4,426)
                                                                                          ---------  ---------
Cash flows from investing activities:
  Maturities of investments.............................................................      1,746      7,215
  Purchases of investments..............................................................         (1)      (181)
  Proceeds from sale of property and equipment..........................................        462        425
  Acquisitions of property and equipment................................................     (2,853)      (935)
  Capitalization of software costs......................................................       (454)    (1,351)
  Capitalization of other intangibles...................................................       (129)      (112)
                                                                                          ---------  ---------
        Net cash provided by (used in) investing activities.............................     (1,229)     5,061
                                                                                          ---------  ---------
Cash flows from financing activities:
  Repayment of note payable.............................................................       (180)      (164)
  Repayment of capital lease obligations................................................         --        (19)
  Proceeds from issuance of common stock, net...........................................        214        305
                                                                                          ---------  ---------
        Net cash provided by financing activities.......................................         34        122
                                                                                          ---------  ---------
Effect of exchange rate changes on cash and cash equivalents............................          8        (50)
                                                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents....................................     (1,857)       707
Cash and cash equivalents at beginning of period........................................      6,669      9,865
                                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................................  $   4,812  $  10,572
                                                                                          ---------  ---------
                                                                                          ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                          CENTURA SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    METHOD OF PREPARATION. The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, and cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by Centura Software Corporation (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the operating results to be expected for the full year.

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

    RECENT ACCOUNTING PRONOUNCEMENT. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for the Company's fiscal year ending December 31, 1997. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted SFAS 128 for the three and six month periods ended June 30, 1997, the Company's loss per share would have been as follows:

                                                                   THREE MONTHS     SIX MONTHS
                                                                  ENDED JUNE 30,    ENDED JUNE
                                                                       1997          30, 1997
                                                                  ---------------  -------------
                                                                    (UNAUDITED)     (UNAUDITED)
Basic income (loss) per share...................................     $    0.02       $   (0.12)
Diluted income (loss) per share.................................     $    0.02       $   (0.12)

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in 1997 and does not expect such adoption to have a material effect on the consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS. In order to conform to the current period presentation, certain reclassifications have been made to the condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and to the condensed consolidated statement of cash flows for the six months ended June 30, 1996.

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

    The Company reached a binding settlement agreement with plaintiffs' counsel in this lawsuit, and gained court approval on September 30, 1996. Under the terms of the agreement, the Company would provide $3 million and 1,875,000 shares to a fund to be distributed among the members of the plaintiff class. The Company also agreed to supplement this payment with up to 625,000 additional shares in the event the value of its common stock was less than an average price of $6.00 per share during certain twenty day trading periods specified by the Court. The Company's directors and officers' liability insurer paid approximately $2 million of the cash contribution to the settlement fund. The Company paid the remaining cash settlement during 1996. The 1995 financial statements include $15.3 million in litigation expense for the agreement and associated legal expenses. As of March 31, 1997, the Company had distributed all common stock shares as required by the settlement agreement.

    As of June 30, 1997, to the best of the Company's knowledge there were no other pending actions, potential actions, claims or proceedings against the Company that were likely to result in potential damages that would have a material adverse impact on the Company's financial statements. As noted in the section entitled "Factors That May Affect Future Results" under Item 2 herein, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

3. TERMINATION OF MERGER AGREEMENT WITH INFOSPINNER INC.

    On January 6, 1997, the Company entered into a definitive agreement (the "Agreement") to acquire InfoSpinner, Inc. ("InfoSpinner") of Richardson, Texas. The completion of the transaction was subject to the approval of both companies' shareholders as well as other legal requirements. In addition, under the terms of the Agreement, either party had the right to terminate the transaction if the merger had not been consummated by April 30, 1997. As of April 30, 1997, the Company did not obtain the majority vote of the shareholders required for the approval of the proposed merger, and as a result, the board of directors of InfoSpinner elected to exercise its right to terminate the transaction.

    In addition to the Agreement, the companies also entered into a distributorship agreement (the "Distributorship Agreement") on January 6, 1997, which grants the Company the right to distribute

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

3. TERMINATION OF MERGER AGREEMENT WITH INFOSPINNER INC. (CONTINUED) InfoSpinner's Foresite Web Integration Server on a worldwide basis. The Distributorship Agreement remains in full force and effect.

4. FACTORING AGREEMENT

    On June 26, 1997, the Company entered into a one year agreement to sell, with recourse, certain accounts receivable. Under the terms of the agreement, the Company may sell accounts receivable at an advance rate of eighty percent of the eligible accounts receivable sold. Interest is calculated at the rate of 1.2% per month based on the average daily balance outstanding. As of June 30, 1997 total eligible accounts receivable sold were $2.5 million. On June 30, 1997, in relation to this agreement, the Company issued a warrant to purchase 90,000 shares of common stock at an exercise price of $2.094 per share. The warrant expires on June 30, 2002. The warrant was valued at $102,000 using a risk-free rate of 6.33% and a volatility factor of 55%, and the related charge is included in general and administrative expenses.

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

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

RESULTS OF OPERATIONS:

    NET PRODUCT REVENUES. Net product revenues increased 1% to $11.8 million for the quarter ended June 30, 1997, from $11.7 million for the quarter ended June 30, 1996. The increase in net product revenues is primarily attributable to increased sales of SQLBASE products and new revenues generated by FORESITE, the Internet integration product sold by the Company pursuant to the Distributorship Agreement with InfoSpinner, Inc. These increases were offset by decreases in sales of SQLWINDOWS and CENTURA products as compared with the same period in the prior year. International sales accounted for $7.5 million or 64% and $7.8 million or 67% of net product revenues for the quarters ended June 30, 1997 and 1996, respectively.

    Net product revenues decreased 6% to $21.3 million for the six months ended June 30, 1997, from $22.6 million for the six months ended June 30, 1996. International sales accounted for $13.7 million or 64% and $15.2 million or 67% of net product revenues for the six months ended June 30, 1997 and 1996, respectively. The decrease in international sales of $1.5 million is primarily due to decreased sales in the Asia Pacific and Latin America areas, caused primarily by distributor problems in Japan and Brazil early in 1997. The distributor problems resulted in a disruption of sales activities in those regions and was the principal factor contributing to the overall decrease in net product revenue over the six month period as compared with the same period in the prior year. Concurrently with the overall decrease in net product revenue the Company recognized a shift in product revenue mix away from the SQLWINDOWS products to a greater proportion of CENTURA products over the six month period, primarily due to the introduction of the CENTURA products commencing in May 1996. In addition, the Company experienced an increase in SQLBASE revenues and new revenues generated from the FORESITE product in the six month period ended June 30, 1997, compared with the same period in the prior year.

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

    NET SERVICE REVENUES. Net service revenues increased 8% to $4.3 million for the quarter ended June 30, 1997, from $4.0 million for the quarter ended June 30, 1996. The increase was primarily due to increased technical support revenue, partially offset by a reduction in customer training revenue. International sales accounted for 48% and 39% of total net service revenues for the quarters ended June 30, 1997 and 1996, respectively. Net service revenues remained constant at $8.4 million for the six months ended June 30, 1997 compared with the same period in 1996. International sales accounted for 42% and 39% of total net service revenues for the six months ended June 30, 1997 and 1996, respectively.

    COST OF PRODUCT REVENUES. Cost of product revenues includes the cost of subcontracted production and the amortization of capitalized software. Cost of product revenues increased 4% to $1.3 million and 7% to $2.7 million over the three and six month periods ended June 30, 1997, from $1.2 million and $2.5 million in the comparable periods in 1996, respectively. These increases were primarily due to the increased amortization of capitalized software related to the CENTURA products, partially offset by reduced production costs. Cost of product revenues as a percentage of product revenues remained constant at 11% for the quarters ended June 30, 1997 and 1996. Cost of product revenues as a percentage of product revenues was 13% and 11% for the six months ended June 30, 1997 and 1996, respectively.

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs were $371,000 and $692,000 for the three and six month periods ended June 30, 1997 compared with $238,000 and $379,000 for the same periods in 1996.

    COST OF SERVICE REVENUES. Cost of service revenues consists primarily of personnel costs related to product license maintenance, training and technical support. Cost of service revenues remained constant at $2.2 million and $4.4 million for the three and six month periods ended June 30, 1997 compared with the same periods in 1996. Cost of service revenues as a percentage of net service revenues was 53% and 57% for the quarters ended June 30, 1997 and 1996, respectively, and 52% and 53% for the six months ended June 30, 1997 and 1996, respectively. The decrease in the percentage of service cost over service revenue results primarily from increased net service revenue in the quarter ended June 30, 1997 over a cost structure consistent with the prior year.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $7.4 million, or 46% of net revenues, for the quarter ended June 30, 1997, compared with $7.4 million, or 48% of net revenues, for the quarter ended June 30, 1996. For the six months ended June 30, 1997, sales and marketing expenses were $14.0 million, or 47% of net revenues, compared with $14.2 million or 46% of net revenues for the six months ended June 30, 1996. Expenditures for sales and marketing activities reflect the Company's efforts to achieve cost efficiencies by focusing marketing expenditures in specific segments while maintaining spending levels consistent with prior periods.

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

    RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                                                    THREE MONTHS ENDED        SIX MONTHS
                                                                                                ENDED
                                                                         JUNE 30,              JUNE 30,
                                                                   --------------------  --------------------
                                                                     1997       1996       1997       1996
                                                                   ---------  ---------  ---------  ---------
Gross research and development expenses..........................  $   2,856  $   3,185  $   5,875  $   6,908
Capitalized internal software development costs..................       (138)      (529)      (454)    (1,351)
                                                                   ---------  ---------  ---------  ---------
Net research and development expenses............................  $   2,718  $   2,656  $   5,421  $   5,557
                                                                   ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------
As a Percentage of Net Revenues:
  Gross research and development expenses........................         18%        20%        20%        22%
  Net research and development expenses..........................         17%        17%        18%        18%

    The decrease in gross research and development expenses, and capitalized internal software development costs primarily reflects expanded development efforts related to the CENTURA product in the first half of 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses remained constant at $1.7 million for the quarters ended June 30, 1997 and 1996, and remained constant at $3.4 million for the six months ended June 30, 1997 and 1996.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, interest expense, and gains or losses on foreign currency transactions. For the quarter ended June 30, 1997 other income (expense), net was $(0.1) million, compared to $0.1 million for the quarter ended June 30, 1996. This was primarily attributable to a reduction in interest income resulting from a decrease in funds available for investment as compared with the prior year.

    For the six months ended June 30, 1997 other income (expense), net was $(1.0) million, compared to $(0.1) million for the six months ended June 30, 1996. This was primarily attributable to a reduction in interest income resulting from decreased funds available for investment as compared with the prior year and increased foreign currency losses resulting primarily from the strengthening of the United States Dollar against the British Pound and German Mark between December 31, 1996 and March 31, 1997.

    PROVISION FOR INCOME TAXES. The provision for income taxes was insignificant for the quarters ended June 30, 1997, June 30, 1996 and for the six months ended June 30, 1997 and was $0.2 million for the six months ended June 30, 1996. The provision primarily relates to foreign withholding taxes. Due to the availability of net operating loss carryforwards arising in prior years, no provision for income taxes was made for the three and six month periods ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES:

    At June 30, 1997, the Company had a deficit working capital position of $22.2 million due principally to deferred revenues of $17.8 million, and principal and interest of $11.7 million related to an unsecured floating rate convertible subordinated note. The Company believes that expected cash flows from operations and existing cash balances, may not be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements during the next 12 months without the successful

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

implementation of cost reduction and restructuring programs commencing in the quarter ended September 30, 1997. There can be no assurance that such cost reduction and restructuring programs can be implemented without adversely and disproportionately impacting revenues and operating results. The Company is exploring several options to raise cash for operational or other needs. There can be no assurance that financing will be available on reasonable terms or at all. Any additional equity financing may result in dilution to the Company's shareholders.

    Net cash used in operating activities for the six months ended June 30, 1997 resulted primarily from the recognition of revenues for which cash had been received in prior periods, net operating losses, and decreases in other long-term liabilities. These uses of cash were offset, in part, by the sale of certain accounts receivable under a factoring agreement, non cash charges for depreciation and amortization and increases in accounts payable and accrued liabilities. Cash used in investing activities totaled $1.2 million due primarily to purchases of property and equipment, which were funded, in part, by maturities of short-term investments.

    During March 1995, the Company entered into an unsecured floating rate convertible subordinated note and related agreement (the "CA Agreement") with Computer Associates International, Inc. ("CA") for $10.0 million. The note matures on May 1, 1998 and is convertible into common stock at the Company's option on the maturity date for a number of shares based on the market price of the Company's common stock at the time of conversion. Interest on the note is the one-month LIBOR plus 1.25% and is payable quarterly. At the Company's option interest payments may be deferred until the principal is due. Material covenants of the Company under the CA Agreement include the Company's agreement to: pay and discharge its material obligations and liabilities, including tax obligations; continue to engage in business of the same general type currently conducted; refrain from declaring any dividend or from repurchasing or redeeming its common stock or indebtedness; refrain from consolidating or merging (except where the Company is the surviving corporation and incurs no event of default under such note); refrain from incurring senior or pari passu indebtedness or from creating or incurring encumbrances or liens, other than certain permitted liens on its properties. The agreement also requires the Company to maintain a minimum market capitalization of $40.0 million commencing on (and including) November 1, 1997, and continuing through the duration of the note (the "Minimum Market Capitalization Requirement"). If the Company does not meet the Minimum Market Capitalization Requirement, the Company will lose the option to convert the note into common stock, and all outstanding principal and interest will be due and payable on the conversion date, May 1, 1998.

    Additional financing will be required to meet NASDAQ minimum net worth requirements, fund continuing operations, as well as, to pay the unsecured floating rate convertible subordinated note and related outstanding interest with CA.

    The Company's capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to the Company's business, which the Company considers from time to time. The Company regularly evaluates such opportunities. Any such transaction, if consummated, may further reduce the Company's working capital or require the issuance of equity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    RECENT COMPANY LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. There can be no assurance that the restructuring of the Company's business strategies and tactics, commenced in early 1996, will be successful or that the Company will be able to achieve or sustain any such

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

profitability on a quarterly or annual basis. In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including, general market demand for the Company's products; the size and timing of individual orders during a quarter; the Company's ability to fulfill such orders; introduction, localization or enhancement of products by the Company; delays in the introduction and/or enhancement of products by the Company and its competitors; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in the Company's strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions. Sales of the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company's financial results also may vary as a result of seasonal factors including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows.

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

    NEED FOR ADDITIONAL EQUITY FINANCING. The Company will need to seek additional equity financing to meet NASDAQ minimum net worth requirements, continuing operations, as well as, pay the unsecured floating rate convertible subordinated note and related outstanding interest with CA. Furthermore, the Company must achieve a reasonable operating performance to satisfy its current and future financing needs. There can be no assurance that financing will be available on reasonable terms or at all. Any additional equity financing may result in dilution to the Company's shareholders.

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

    VOLATILITY OF THE COMPANY'S COMMON STOCK PRICE. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1996 and the first six months in 1997 and may continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of new products or customer contracts by the Company or its competitors, litigation and other factors. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of its common stock price.

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

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

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

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

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

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

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

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

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

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

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

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

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

ITEM 2. CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3. DEFAULTS IN SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a special meeting of shareholders on April 17, 1997, to consider and vote on a proposal to approve and adopt the Agreement and Plan of Reorganization dated January 6, 1997 (the "Merger Agreement") by and among the Company, IS Acquisition Corporation, a wholly owned subsidiary of the Company, and InfoSpinner, Inc. (the "InfoSpinner Acquisition"). The required quorum was not achieved as of that date and the special meeting was adjourned until April 28, 1997. The special meeting of shareholders that was adjourned to April 28, 1997, was further adjourned until April 30, 1997. There were no broker non votes at the meeting on April 30, 1997. Out of 13,783,960 shares of common stock outstanding, votes received on the April 30, 1997 meeting date were as follows:

                                                     % OF TOTAL
                                        NUMBER OF    OUTSTANDING
                                          VOTES        SHARES
                                        ----------  -------------
Yes                                      5,775,323        41.90
No                                       1,928,497        13.99
Abstained                                   12,038          .09
Not voted                                6,068,102        44.02

ITEM 5. OTHER INFORMATION

    On May 27, 1997, Anthony Sun resigned from his position of director on the Board of Directors with the Company.

                          CENTURA SOFTWARE CORPORATION

                                  (Unaudited)

    On July 1, 1997, Richard J. Heaps resigned from his position as Senior Vice President, Business Development and General Counsel.

    On May 15, 1997, Helmut G. Wilke resigned from his position as Vice President, European Operations. Michael Moore, previously Vice President for ICON was promoted to Vice President, International Sales.

    On August 8, 1997, Michael K. Keddington resigned from his position as Vice President, Marketing and North American Sales. Doug Domerque, previously Director, North American Sales was promoted to Vice President, North American Sales.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    10.23  Factoring Agreement dated June 26, 1997, between Centura Software Corporation and Pacific Business Funding Corporation

    10.24  Warrant to Purchase Common Stock issued June 30, 1997 by Centura Software
           Corporation to Sand Hill Capital

    10.25  1997 Executive Retention Program*

       27  Financial Data Schedule

    (b) Reports on Form 8-K -- Not Applicable

*  Management Compensatory Plan or Arrangement

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CENTURA SOFTWARE CORPORATION

Date: August 14, 1997           By:            /s/ RICHARD A. GELHAUS
                                     -----------------------------------------
                                                 Richard A. Gelhaus
                                        SENIOR VICE PRESIDENT OF FINANCE AND
                                        OPERATIONS, CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)