Form 10-Q/A
period 1997-06-30
CENTURA SOFTWARE CORP
filed 1997-09-24
CIK 895021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A


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

                          CENTURA SOFTWARE CORPORATION


                FORM 10-Q/A for the Quarter Ended June 30, 1997


                                     INDEX


                                                                                                                PAGE NUMBER
                                                                                                                -----------
PART I      FINANCIAL INFORMATION

            Item 1. Financial Statements and Supplementary Data

                       a)         Condensed consolidated balance sheets at June 30, 1997 and December 31,
                                  1996........................................................................           1

                       b)         Condensed consolidated statements of operations for the three months and six
                                  months ended June 30, 1997 and 1996.........................................           2

                       c)         Condensed consolidated statements of cash flows for the six months ended
                                  June 30, 1997 and 1996......................................................           3

                       d)         Notes to condensed consolidated financial statements........................           4

            Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations.....................................................................................           7

PART II     OTHER INFORMATION

            Item 1. Legal Proceedings.........................................................................          17

            Item 2. Changes in Securities.....................................................................          17

            Item 3. Defaults in Senior Securities.............................................................          17

            Item 4. Submission of Matters to a Vote of Security Holders.......................................          17

            Item 5. Other Information.........................................................................          17

            Item 6. Exhibits and Reports on Form 8-K..........................................................          18

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q/A. In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.


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

LIQUIDITY AND CAPITAL RESOURCES:

    At June 30, 1997, the Company had a deficit working capital position of $22.2 million due principally to deferred revenues of $17.8 million, and principal and interest of $11.7 million related to an unsecured floating rate convertible subordinated note. The Company believes that expected cash flows from operations and existing cash balances, may not be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements during the next 12 months without the successful implementation of cost reduction and restructuring programs commencing in the quarter ended September 30, 1997. There can be no assurance that such cost reduction and restructuring programs can be implemented without adversely and disproportionately impacting revenues and operating results. The Company is exploring several options to raise cash for operational or other needs. There can be no assurance that financing will be available on reasonable terms or at all. Any additional equity financing may result in dilution to the Company's shareholders.

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


                                CENTURA SOFTWARE CORPORATION

Date: September 23, 1997        By:            /s/ RICHARD A. GELHAUS
                                     -----------------------------------------
                                                 Richard A. Gelhaus
                                        SENIOR VICE PRESIDENT OF FINANCE AND
                                        OPERATIONS, CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)