Form 10-Q
period 1997-09-30
CENTURA SOFTWARE CORP
filed 1997-11-14
CIK 895021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD                     TO

                        Commission file number: 0-21010

                          CENTURA SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                     94-2874178
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)
              975 ISLAND DRIVE,                                    94065
         REDWOOD SHORES, CALIFORNIA                             (Zip Code)
  (Address of principal executive offices)

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

                                 Yes ___  No X

As of October 31, 1997, there were 15,780,042 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CENTURA SOFTWARE CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------
PART I      FINANCIAL INFORMATION
            Item 1. Financial Statements and Supplementary Data
            a)  Condensed consolidated balance sheets at September 30, 1997 and December 31, 1996.......           1
            b)  Condensed consolidated statements of operations for the three months and nine months
                ended September 30, 1997 and 1996.......................................................           2
            c)  Condensed consolidated statements of cash flows for the nine months ended September 30,
                1997 and 1996...........................................................................           3
            d)  Notes to condensed consolidated financial statements....................................         4-6
            Item 2. Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................................        7-16
PART II     OTHER INFORMATION
            Item 1. Legal Proceedings...................................................................          17
            Item 2. Changes in Securities...............................................................          17
            Item 3. Defaults in Senior Securities.......................................................          17
            Item 4. Submission of Matters to a Vote of Security Holders.................................          17
            Item 5. Other Information...................................................................          17
            Item 6. Exhibits and Reports on Form 8-K....................................................          17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CENTURA SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.........................................................    $   3,825     $    6,669
  Short-term investments............................................................       --              2,065
  Accounts receivable, less allowances of $2,888 and $2,826.........................        8,868         13,574
  Other current assets..............................................................        4,289          3,516
                                                                                      -------------  ------------
    Total current assets............................................................       16,982         25,824
Property and equipment, at cost, net of accumulated depreciation....................        4,474          3,622
Capitalized software, at cost, net of accumulated amortization......................        3,001          4,226
Long-term investments...............................................................          976          1,221
Other assets........................................................................        2,169          1,812
                                                                                      -------------  ------------
    Total assets....................................................................    $  27,602     $   36,705
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt.................................................    $  10,188     $      336
  Accounts payable..................................................................        5,467          5,683
  Accrued compensation and related expenses.........................................        1,699          2,484
  Other accrued liabilities.........................................................        4,901          4,313
  Accrued litigation expenses.......................................................          209          6,733
  Deferred revenue..................................................................       15,524         21,891
                                                                                      -------------  ------------
    Total current liabilities.......................................................       37,988         41,440
Long-term debt, less current portion................................................       --             10,032
Other long-term liabilities.........................................................          856          2,156
                                                                                      -------------  ------------
    Total liabilities...............................................................       38,844         53,628
Shareholders' Deficit:
  Common stock, par value $.01 per share; 60,000 shares authorized; 15,709 shares
    and 13,728 shares issued and outstanding........................................       70,298         63,047
  Cumulative translation adjustment.................................................         (404)          (513)
  Accumulated deficit...............................................................      (81,136)       (79,457)
                                                                                      -------------  ------------
    Total shareholders' deficit.....................................................      (11,242)       (16,923)
                                                                                      -------------  ------------
    Total liabilities and shareholders' deficit.....................................    $  27,602     $   36,705
                                                                                      -------------  ------------
                                                                                      -------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS          NINE MONTHS
                                                                        ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Net revenues:
  Product.............................................................  $   9,371  $  10,414  $  30,675  $  33,002
  Service.............................................................      4,327      4,196     12,727     12,647
                                                                        ---------  ---------  ---------  ---------
    Net revenues......................................................     13,698     14,610     43,402     45,649
Cost of revenues:
  Product.............................................................        906      1,047      3,573      3,546
  Service.............................................................      1,868      2,323      6,259      6,780
                                                                        ---------  ---------  ---------  ---------
    Cost of revenues..................................................      2,774      3,370      9,832     10,326
                                                                        ---------  ---------  ---------  ---------
      Gross profit....................................................     10,924     11,240     33,570     35,323
Operating expenses:
  Sales and marketing.................................................      5,964      6,697     19,974     20,984
  Research and development............................................      2,512      2,813      7,933      8,370
  General and administrative..........................................      1,694      1,480      5,152      4,608
  Restructuring expense...............................................        563     --            563     --
  Acquisition expense.................................................     --         --            530     --
                                                                        ---------  ---------  ---------  ---------
    Total operating expenses..........................................     10,733     10,990     34,152     33,962
                                                                        ---------  ---------  ---------  ---------
      Operating income (loss).........................................        191        250       (582)     1,361
Other income (expense):
  Interest income.....................................................         90        141        186        335
  Interest expense....................................................       (293)      (211)      (717)      (397)
  Foreign currency gain (loss)........................................        132     --           (521)      (182)
                                                                        ---------  ---------  ---------  ---------
Income (loss) before income taxes.....................................        120        180     (1,634)     1,117
Provision for income taxes............................................         10         83         45        276
                                                                        ---------  ---------  ---------  ---------
Net income (loss).....................................................  $     110  $      97  $  (1,679) $     841
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income (loss) per share...........................................  $    0.01  $    0.01  $   (0.11) $    0.07
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average common shares and equivalents........................     15,464     12,760     15,327     12,720
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        --------------------
                                                                          1997       1996
                                                                        ---------  ---------
Cash flows from operating activities:
  Net (loss) income...................................................  $  (1,679) $     841
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation and amortization.....................................      3,913      3,417
    Provision for doubtful accounts, sales returns and allowances.....         62       (420)
    Valuation of stock warrant issued in connection with factoring
      agreement.......................................................        102     --
  Changes in assets and liabilities:
    Accounts receivable...............................................      4,644      3,326
    Other current assets..............................................       (773)       (32)
    Other assets......................................................       (229)    --
    Accounts payable and accrued liabilities..........................     (2,105)    (7,944)
    Deferred revenue..................................................     (6,367)    (6,600)
    Accrued litigation expense........................................          9     --
    Other liabilities.................................................        392        552
                                                                        ---------  ---------
      Net cash used in operating activities...........................     (2,031)    (6,860)
Cash flows from investing activities:
  Maturities of investments...........................................      2,065      7,207
  Acquisitions of property and equipment..............................     (3,067)      (662)
  Capitalization of software costs....................................       (639)    (1,426)
  Proceeds from the sale of property and equipment....................        462
  Capitalization of intangibles and other assets......................       (179)      (125)
                                                                        ---------  ---------
      Net cash (used in) provided by investing activities.............     (1,358)     4,994
Cash flows from financing activities:
  Repayment of note payable...........................................       (180)      (243)
  Repayment of capital lease obligations..............................     --            (28)
  Proceeds from issuance of common stock, net.........................        616        448
                                                                        ---------  ---------
      Net cash provided by financing activities.......................        436        177
Effect of exchange rate changes on cash and cash equivalents..........        109        (72)
                                                                        ---------  ---------
Net decrease in cash and cash equivalents.............................     (2,844)    (1,761)
Cash and cash equivalents at beginning of period......................      6,669      9,865
                                                                        ---------  ---------
Cash and cash equivalents at end of period............................  $   3,825  $   8,104
                                                                        ---------  ---------
                                                                        ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    METHOD OF PREPARATION. The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by Centura Software Corporation (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the operating results to be expected for the full year.

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

    RECENT ACCOUNTING PRONOUNCEMENT. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for the Company's fiscal year ending December 31, 1997. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted SFAS 128 for the three and nine month periods ended September 30, 1997, the Company's loss per share would have been as follows:

                                                THREE MONTHS        NINE MONTHS
                                                    ENDED              ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                    1997               1997
                                              -----------------  -----------------
                                                 (UNAUDITED)        (UNAUDITED)
Basic income (loss) per share...............      $    0.01          $   (0.11)
Diluted income (loss) per share.............      $    0.01          $   (0.11)

    In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in 1997 and does not expect such adoption to have a material effect on the consolidated financial statements.

    In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS. In order to conform to the current period presentation, certain reclassifications have been made to the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and to the condensed consolidated statement of cash flows for the nine months ended September 30, 1996.

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

    As of September 30, 1997, there were no pending actions, potential actions, claims or proceedings against the Company that were likely to result in potential damages that would have a material adverse impact on the Company's financial statements. As noted in the section entitled "Factors That May Affect Future Results" under Item 2 herein, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

3. FACTORING AGREEMENT

    On June 26, 1997, the Company entered into a one year agreement to sell, with recourse, certain accounts receivable. Under the terms of the agreement, the Company may sell accounts receivable at an advance rate of eighty percent of such eligible accounts receivable. Interest is calculated at the rate of 1.2% per month based on the average daily balance outstanding. As of September 30, 1997 total eligible accounts receivable sold were $2.1 million. On June 30, 1997, in relation to this agreement, the Company issued a warrant to purchase 90,000 shares of common stock at an exercise price of $2.094 per share. The warrant expires on September 30, 2002. The warrant was valued at $102,000 using a risk-free rate of 6.33% and a volatility factor of 55%, and the related charge is included in general and administrative expenses for the nine month period ending September 30, 1997.

                          CENTURA SOFTWARE CORPORATION

                                  (UNAUDITED)

4. TERMINATION OF MERGER AGREEMENT WITH INFOSPINNER INC.

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

5. SUBSEQUENT EVENT--TERMINATION OF DISTRIBUTORSHIP AGREEMENT WITH INFOSPINNER, INC.

    On November 12, 1997, the Distributorship Agreement with InfoSpinner was terminated. The Company anticipates that, in relation to the termination of the Distributorship Agreement, monies previously paid to Infospinner, in the form of prepaid royalties, amounting to $750,000 will not be recoverable and will be charged to operations in the fourth quarter of 1997.

    Other than this charge, the Company does not anticipate that the termination of the Distributorship Agreement will have a materially adverse effect on the Company's business, operating results or financial condition.

            (The remainder of this page is intentionally left blank)

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

RESULTS OF OPERATIONS:

    NET PRODUCT REVENUES. Net product revenues decreased 10% to $9.4 million for the quarter ended September 30, 1997, from $10.4 million for the quarter ended September 30, 1996. The decrease in net product revenues is primarily attributable to decreased sales of CENTURA products offset by increased sales of SQLBASE. International sales accounted for $5.6 million or 59% and $7.5 million or 72% of net product revenues for the quarters ended September 30, 1997 and 1996, respectively. The decline in international sales is primarily attributable to decreased sales in the Asia-Pacific region as compared with the same period last year.

    Net product revenues decreased 7% to $30.7 million for the nine months ended September 30, 1997, from $33.0 million for the nine months ended September 30, 1996. International sales accounted for $19.2 million or 63% and $22.5 million or 68% of net product revenues for the nine months ended September 30, 1997 and 1996, respectively. The decrease in international sales of $3.3 million is primarily due to decreased sales in the Asia Pacific and Latin America areas, caused primarily by disruption in distribution channels in Japan and the termination of certain distributors in Brazil early in 1997 and by sluggish sales in the Asia-Pacific area in general in the 1997 third quarter. The distributor problems resulted in a disruption of sales activities in those regions, and was the principal factor contributing to the overall decrease in net product revenue over the nine month period as compared with the same period in the prior year. Concurrently with the overall decrease in net product revenue the Company recognized a continued shift in product revenue mix away from SQLWINDOWS products to a greater proportion of SQLBASE and CENTURA products over the nine month period. SQLBASE product revenue increased approximately 10% in the current year as compared with the nine month period ended September 30, 1996. Increases in the Centura product revenue are primarily attributable to the introduction of that product in May of 1996.

NET SERVICE REVENUES. Net service revenues increased 3% to $4.3 million for the quarter ended September 30, 1997, from $4.2 million for the quarter ended September 30, 1996. The increase was primarily due to increased technical support revenue, partially offset by a reduction in customer training revenue. International sales accounted for 50% and 44% of total net service revenues for the quarters ended September 30, 1997 and 1996, respectively. Net service revenues were $12.7 million and $12.6 million for the nine months ended September 30, 1997 and 1996, respectively and international sales accounted for 45% and 41% over these periods.

COST OF PRODUCT REVENUES. Cost of product revenues includes the cost of subcontracted production and the amortization of capitalized software. Cost of product revenues decreased 13% to $0.9 million in the 1997 third quarter, principally due to a decrease in product volume shipped, as compared with the 1996 third quarter. Cost of product revenues increased 1% to $3.6 million over the nine month period ended September 30, 1997 as compared with the same period in the prior year. The increase was primarily due to the increased amortization of capitalized software related to the CENTURA products, partially offset by reduced production costs associated with lower shipment volumes. Cost of product revenues as a percentage of product revenues remained constant at 10% for the quarters ended September 30, 1997 and 1996. Cost of product revenues as a percentage of product revenues was 12% and 11% for the nine months ended September 30, 1997 and 1996, respectively.

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs were $627,000 and $1,864,000 for the three and nine month periods ended September 30, 1997 compared with $494,000 and $1,162,000 for the same periods in 1996.

COST OF SERVICE REVENUES. Cost of service revenues consists primarily of personnel costs related to product license maintenance, training and technical support. Cost of service revenues decreased to $1.9 million and $6.3 million from $2.3 million and $6.8 million for the three and nine month periods ended September 30, 1997 and 1996, respectively. Cost of service revenues as a percentage of net service revenues was 43% and 55% for the quarters ended September 30, 1997 and 1996, respectively, and 49% and 54% for the nine months ended September 30, 1997 and 1996, respectively. These decreases were due principally to a reduction of the Company's work force in the third quarter of 1997.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $6.0 million, or 44% of net revenues, for the quarter ended September 30, 1997, compared with $6.7 million, or 46% of net revenues, for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, sales and marketing expenses were $20.0 million, or 46% of net revenues, compared with $21.0 million or 46% of net revenues for the nine months ended September 30, 1996. Decreases in sales and marketing expenses reflect the effects of a reduction of the Company's work force in the third quarter of 1997 and the Company's efforts to refocus marketing expenditures in specific segments.

RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                                        1997       1996       1997       1996
                                                      ---------  ---------  ---------  ---------
                                                          THREE MONTHS          NINE MONTHS
                                                             ENDED                 ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      --------------------  --------------------
Gross research and development expenses.............  $   2,697  $   2,888  $   8,572  $   9,796
Capitalized internal software development costs.....       (185)       (75)      (639)    (1,426)
                                                      ---------  ---------  ---------  ---------
Net research and development expenses...............  $   2,512  $   2,813  $   7,933  $   8,370
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
As a Percentage of Net Revenues:
  Gross research and development expenses...........         20%        20%        20%        21%
  Net research and development expenses.............         18%        19%        18%        18%

    The decrease in gross research and development expenses, and capitalized internal software development costs primarily reflects expanded development efforts related to the CENTURA product in the first half of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were at $1.7 million and $5.2 million compared with $1.5 million and $4.6 million for the three and nine month periods ended September 30, 1997 and 1996, respectively. Increases in general and administrative expenses over the prior year are related primarily to the relocation of the Company's corporate facilities, which was completed in the third quarter of 1997.

OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, interest expense, and gains or losses on foreign currency transactions. Other income (expense), net, was $(0.1) million for both the September 30, 1997 and 1996 quarters. This was primarily attributable to a reduction in interest income, resulting from a decrease in funds available for investment, compared with the prior year, offset by foreign currency gain in the 1997 third quarter.

    For the nine months ended September 30, 1997 other income (expense), net was $(1.1) million, compared to $(0.2) million for the nine months ended September 30, 1996. This was primarily attributable to a reduction in interest income resulting from decreased funds available for investment as compared with the prior year and increased foreign currency losses resulting primarily from the strengthening of the United States Dollar against the British Pound and German Mark between December 31, 1996 and March 31, 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes was insignificant for the quarter ended September 30, 1997, and for the nine months ended September 30, 1997 and was $0.1 million and $0.3 million for the quarter and nine months ended September 30, 1996. The provision primarily relates to foreign withholding taxes. Due to the availability of net operating loss carryforwards arising in prior years, no provision for income taxes was made for the three and nine month periods ended September 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES:

    At September 30, 1997, the Company had a deficit working capital position of $21.0 million due principally to deferred revenues of $15.5 million, and principal and interest of $11.9 million related to an unsecured floating rate convertible subordinated note. The Company believes that expected cash flows from operations and existing cash balances, may not be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements during the next 12 months without the successful implementation of cost reduction and restructuring programs which commenced in the third quarter of 1997 and which are anticipated to be fully implemented in the fourth quarter of 1997. There can be no assurance that such cost reduction and restructuring programs can be implemented without adversely and disproportionately impacting revenues and operating results. The Company is exploring several options to raise cash for operational or other needs. There can be no assurance that financing will be available on reasonable terms or at all. Any additional equity financing may result in dilution to the Company's shareholders.

    Net cash used in operating activities for the nine months ended September 30, 1997 resulted primarily from the recognition of revenues for which cash had been received in prior periods, net operating losses, and decreases in accounts payable and accrued liabilities. These uses of cash were offset, in part, by the sale of certain accounts receivable under a factoring agreement, non cash charges for depreciation and amortization and increases in accounts payable and accrued liabilities. Cash used in investing activities totaled $1.4 million due primarily to purchases of property and equipment, which were funded, in part, by maturities of short-term investments.

    On June 26, 1997, the Company entered into a one year agreement to sell, with recourse, certain accounts receivable. Under the terms of the agreement, the Company may sell accounts receivable at an advance rate of eighty percent of such eligible accounts receivable. Interest is calculated at the rate of 1.2% per month based on the average daily balance outstanding. As of September 30, 1997 total eligible accounts receivable sold were $2.1 million. On June 30, 1997, in relation to this agreement, the Company issued a warrant to purchase 90,000 shares of common stock at an exercise price of $2.094 per share. The warrant expires on September 30, 2002. The warrant was valued at $102,000 using a risk-free rate of 6.33% and a volatility factor of 55%, and the related charge is included in general and administrative expenses for the nine month period ending September 30, 1997.

    During March 1995, the Company entered into an unsecured floating rate convertible subordinated note and related agreement (the "CA Agreement") with Computer Associates International, Inc. ("CA") for $10.0 million. The note matures on May 1, 1998 and is convertible into common stock at the Company's option on the maturity date for a number of shares based on the market price of the Company's common stock at the time of conversion. Interest on the note is the one-month LIBOR plus 1.25% and is payable quarterly. At the Company's option interest payments may be deferred until the principal is due. Material covenants of the Company under the CA Agreement include the Company's agreement to: pay and discharge its material obligations and liabilities, including tax obligations; continue to engage in business of the same general type currently conducted; refrain from declaring any dividend or from repurchasing or redeeming its common stock or indebtedness; refrain from consolidating or merging (except where the Company is the surviving corporation and incurs no event of default under such note); refrain from incurring senior or PARI PASSU indebtedness or from creating or incurring encumbrances or liens, other than certain permitted liens on its properties. The agreement also requires the Company to maintain a minimum market capitalization of $40.0 million commencing on (and including) November 1, 1997, and continuing through the duration of the note (the "Minimum Market Capitalization Requirement"). If the Company does not meet the Minimum Market Capitalization Requirement, the Company will lose the option to convert the note into common stock, and all outstanding principal and interest will be due and payable on the conversion date, May 1, 1998. As of November 13, 1997, the Company did not meet the Minimum Market Capitalization Requirement as set forth in the CA Agreement.

    Since mid 1996, the Company has been engaged in a series of ongoing discussions, correspondence, hearings and appeals with NASD officials in connection with its continued listing on the Nasdaq National Market and its failure to comply with certain Nasdaq minimum net worth requirements. The Company will need to raise additional equity financing to meet these requirements. Although the Company is taking full advantage of the Nasdaq hearing and appeals process, there can be no assurance that the Company will be able to satisfy such requirements, and that the Company will not be delisted for continued noncompliance with these requirements. Such delisting would have a material adverse effect on the price of the Company's Common Stock and the levels of liquidity currently available to shareholders on the Nasdaq National Market.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

RECENT COMPANY LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. There can be no assurance that the restructuring of the Company's business strategies and tactics, commenced in the third quarter of 1997, will be successful or that the Company will be able to achieve or sustain any such profitability on a quarterly or annual basis.

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

    Although the Company has operated historically with little or no backlog of traditional boxed product shipments, it has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results during such quarters. It has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has also experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, or the actual loss of product orders can cause significant variations in operating results from quarter to quarter. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. To the extent that the Company's expenses precede or are not subsequently followed by increased net revenues, its business, operating results and financial condition could be materially and adversely affected. Due to the foregoing factors, it is likely that the Company's operating results for some future quarter will fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock could be materially and adversely affected.

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

NASDAQ COMPLIANCE. Since mid 1996, the Company has been engaged in a series of ongoing discussions, correspondence, hearings and appeals with NASD officials in connection with its continued listing on the Nasdaq National Market and its failure to comply with certain Nasdaq minimum net worth requirements. The Company will need to raise additional equity financing to meet these requirements. Although the Company is taking full advantage of the Nasdaq hearing and appeals process, there can be no assurance that the Company will be able to satisfy such requirements, and that the Company will not be delisted for continued noncompliance with these requirements. Such delisting would have a material adverse effect on the price of the Company's Common Stock and the levels of liquidity currently available to shareholders on the Nasdaq National Market.

VOLATILITY OF THE COMPANY'S COMMON STOCK PRICE. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock fluctuated widely in 1996 and the first nine months in 1997 and may continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of new products or customer contracts by the Company or its competitors, litigation and other factors. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of its common stock price.

NEW PRODUCT RISKS; RAPID TECHNOLOGICAL CHANGE. The markets for the Company's software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and computer operating environments, and frequent new product introductions and enhancements. As a result, the success of the Company depends substantially upon its ability to continue to enhance its existing products, develop and introduce in a timely manner, new products incorporating technological advances and meet increasing customer expectations. To the extent one or more competitors introduce products that better address customer needs, the Company's business could be adversely affected. The Company currently markets the following primary products: SQLBASE, CENTURA, SQLWINDOWS and SQLHOST. Its strategy is centered on the successful delivery and ongoing market acceptance of its SQLBASE and CENTURA products. The release of the CENTURA line of products occurred in May 1996. The Company's success will also depend on the ability of its products to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Any failure to deliver these products as scheduled or their failure to achieve early market acceptance as a result of competition, technological change, failure of the Company to timely release new versions or upgrades, the failure of such upgrades to achieve market acceptance or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance.

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

    In spite of recent and anticipated future restructuring and down-sizing, the future success of the Company also depends on its continuing ability to identify, hire, train, motivate and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense and the Company has experienced difficulty in identifying and hiring qualified engineering and software development personnel. There can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon its business, operating results and financial condition.

HIGHLY COMPETITIVE MARKETS. The markets for software products such as the Company's products are intensely competitive, subject to rapid change and characterized by constant demand for new product features, pressure to accelerate the release of new products and product enhancements and to reduce prices. A number of companies currently offer products that compete directly or indirectly with one or more of the Company's products. Competitors of the Company include, among others, providers of sophisticated database software, including Sybase, Pervasive Software and Microsoft. The Company also faces competition from providers of PC-based software products, including Microsoft and Borland. These competitors offer database server products and front-end tools designed for stand-alone PCs but may currently or may in the future offer additional integrated PC client/server software. In addition, the Company faces competition from providers of software specifically developed for the PC client/server market, including front-end tools offered by Sybase's Powersoft Division, Microsoft, and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase's Micro DecisionWare Division. The Company also faces potential competition from vendors of applications development tools based on 4GLs or CASE technologies. With the emergence of the World Wide Web as an important platform for application development and deployment, additional competitors or potential competitors have emerged.

    Many of the Company's competitors or potential competitors have longer operating histories and significantly greater financial, managerial, technical, and marketing resources, as well as greater name recognition and a larger installed base, than the Company. A variety of potential actions by any of these competitors, including a reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products or features, acquisitions of software applications or technologies from third parties, the formation of strategic alliances, product giveaways or product bundling could have a material adverse effect on the business, operating results and financial condition of the Company. The Company's products experienced increased competition in 1995, 1996 and 1997, resulting in loss of market share. Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. Such competition has in the past and may again in the future result in price reductions and/or loss of market share and has in the past and may again in the future have a material adverse effect on the Company's business, operating results and financial condition. In particular, while the Company is currently developing additional product enhancements that it believes address customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

INTERNET SOFTWARE MARKET. The market for Internet software products are relatively new. The future financial performance of the Company will depend in part on the continued expansion of this market and these market segments and the growth in the demand for products developed by the Company, as well as increased acceptance of the Company's products by MIS professionals. There can be no assurance that the Internet software market and the relevant segments of the market will continue to grow, that the Company will be able to respond effectively to the evolving requirements of the market and market segments, or that MIS professionals will accept the Company's products. If the Company is not successful in developing, marketing, localizing and selling applications that gain commercial acceptance in these markets and market segments on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected.

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

    In certain rapidly growing client/server markets such as Japan and Korea, the Company has entered into quasi-exclusive multi-year agreements with independent companies that have also licensed the use of the Company's name. These agreements are in place to increase the Company's opportunities and penetration in such markets where the rapid adoption of client/server technologies is anticipated. While the Company believes that to date these agreements have increased the Company's penetration in these markets, there can be no certainty that this performance will continue nor that these relationships will remain in place. The Company's future cost of maintaining its business in these markets could increase substantially if these agreements are not renewed.

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

MANAGEMENT OF POTENTIAL GROWTH; INTEGRATION OF POTENTIAL ACQUISITIONS. In recent years, the Company has experienced both expansion and contraction of its operations each of which has placed significant demands on the Company's administrative, operational and financial resources. To manage future growth, if any, the Company must continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its work force. There can be no assurance that the Company will be able to perform such actions successfully. The Company intends to continue to invest in improving its financial systems and controls in connection with higher levels of operations. Although the Company believes that its systems and controls are adequate for the current level of operations, the Company anticipates that it may need to expand and upgrade its financial systems to improve operational and business information efficiencies and to manage any future growth. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. In the future, the Company may make acquisitions of complementary companies, products or technologies. Managing such acquisitions entails numerous operational and financial risks, including difficulties in assimilating acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. There can be no assurance that the Company will be able to effectively achieve growth, or manage any such growth, and failure to do so could have a material adverse effect on the Company's operating results.

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

                                    PART II
                               OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS IN SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

    In September 1997, Mr. Doug Domerque resigned as Vice President of North American Sales. Mr. Michael Moore has been promoted from Vice President, International Sales to Sr. Vice President, Worldwide Sales.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K--NOT APPLICABLE

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CENTURA SOFTWARE CORPORATION

                                             By:                  /s/ RICHARD A. GELHAUS
                                                        ------------------------------------------
Date: November 14, 1997                                             Richard A. Gelhaus

                                                           SENIOR VICE PRESIDENT OF FINANCE AND
                                                            OPERATIONS, CHIEF FINANCIAL OFFICER
                                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                         OFFICER)