Form 10-K
period 1997-12-31
CENTURA SOFTWARE CORP
filed 1998-03-30
CIK 895021

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X  No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27,166,615 as of February 28, 1998, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 1998, there were 29,526,171 shares of the Registrant's Common Stock outstanding.

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

OVERVIEW

    Centura Software Corporation (the "Company" or "Centura"), formerly Gupta Corporation, provides a suite of products usable by application developers to build and deploy component based distributed business applications. Centura products include an embedded database that scales from Smart Cards to the Web, and application development tools for Windows and Web clients. Centura products are designed to be deployed in both thin- and fat-client environments, using business logic objects that can be reused in multi-tier architectures in distributed environments (The Internet is referred to hereinafter as the "World Wide Web" or the "Web" and corporate internal Webs are referred to as "Intranets"). The Company's product lines include a family of embedded databases, (SQLBASE), application development tools, (CENTURA TEAM DEVELOPER, THE 32-BIT VERSION OF SQLWINDOWS, SQLWINDOWS AND CENTURA NET.DB) and PC to mainframe connectivity products (SQLHOST). Now in its seventh generation, SQLBASE was the first Relational Database Management System ("RDBMS") available in the PC and PC LAN environment offering similar RDBMS functions previously found only in high-end databases. The Company's products have historically been market leaders in the Windows client/server environment, used both in work-group/departmental business applications, as well as packaged applications sold by third party software vendors to small and medium size businesses. The Company is continuing to enhance its existing Windows client product line. At the same time, the Company is enhancing its products into new market opportunities for thin-clients (the Web, Portable Device Applications ("PDAs") and smart appliances. In these markets, a small memory requirement (or "footprint"), client/server or embedded application and database architecture has a natural fit.

    The Company's embeddable database, SQLBASE, is a robust, small footprint RDBMS, which requires no database administrator ("DBA"). Business applications that embed SQLBASE operate with a single set of source code on a desktop PC, a PC LAN, the Web, and connected mobile client environments. The Company's development tools, CENTURA TEAM DEVELOPER and SQLWINDOWS, are 4GL object oriented tools offering improved programmer productivity. The Company recently introduced CENTURA NET.DB, a browser-based SQL to HTML Web authoring tool. CENTURA NET.DB makes it easy to connect corporate databases with end users, providing dynamic access to SQL databases in JavaScript enabled Web browsers. In addition, as CENTURA NET.DB is browser based, it can run on any client platform capable of running a browser. SQLHOST allows organizations to integrate DB2 or legacy data into a client/server environment without compromising performance, control, or security.

    The primary customers of Centura products are application developers, including Fortune 1000 developers who deploy Centura products throughout company branch offices and customers' offices, Independent Software Vendors (ISVs) who develop and deploy shrink-wrapped, packaged applications for small and medium size business, and Value Added Resellers who develop customized software for end-users. A new set of customers is emerging which embed SQLBASE in smart and/or mobile electronic devices, such as the government of Mexico which imbeds SQLBASE in Smart Cards for NAFTA export control. Some application developers deploy both the embedded database and the application development tools in their applications. Other developers deploy only the embedded database, connecting SQLBASE to other business logic application tools such as Java or Visual Basic, or to application development tools sitting on top of other, larger databases.

    The Company has established multiple distribution channels that provide broad market coverage for its products and address the specific needs of its varied customer segments worldwide. The Company's products are used in at least 75 countries. Its customers include include Automatic Data Processing ("ADP"), Aurum, CamData, Citibank N.A., Daimler-Benz, Ford Motor Company, SQL Financials, IFS, Help Desk Software, Norfolk Southern, Ontario Hydro, Lilly Software, Siemens-Nixdorf Informations Systeme AG ("Siemens-Nixdorf"), The Southern Company, United Airlines, United Parcel Service, Deutsch Bank, M-5, Xerox, Computer Asssociates, and the governments of Mexico, France, Australia and the United Kingdom.

INDUSTRY OVERVIEW

    Over the past few decades, organizations have increasingly used their computing systems to improve their management of mission-critical business functions, such as manufacturing, distribution, customer support, finance and administration. In the 1970s and 1980s, computing environments for such applications were dominated by large computer systems with a mainframe or minicomputer acting as a host processor for terminals with very limited computing power. These traditional host-based systems are expensive to install and maintain, and related software development is typically time consuming. In addition, management of and access to the critical information resources residing on these systems is generally limited to a staff of dedicated management information systems ("MIS") professionals and relatively inaccessible to a broader base of users.

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

    The widespread use of increasingly powerful PCs has made it possible for organizations to deploy client/server systems based on local area networks ("LANs"), thereby increasing the benefits of the large existing installed base of PCs. A LAN is a group of computers connected for the purpose of sharing data and networked resources such as printers and data storage devices. PC client/server computing combines the benefits of host-based systems with the cost-effectiveness and ease of use of PCs. Other factors increasing the deployment of PC client/server systems include the continued decline in the costs of high-performance PCs and improvements to PC operating systems, including easy-to-use graphical user interfaces such as those incorporated in Microsoft Corporation's ("Microsoft's") Windows and Windows 95, and Windows NT operating systems. In addition, connectivity software is available to enable PC clients to access varied data sources, including existing mainframes and minicomputers, thereby protecting an organization's investment in these host-based systems.

    Today, the traditional fat-client PC and PC LAN environment continues to exist as a platform for business applications. At the same time, new form factors are emerging with a need for the company's products. As suggested by the creation of network computers there is an increasing trend among end-users to move the business logic from the PC to the server, which generally provides an easier way to maintain consistent and secure up to date applications and data. In addition, due to the proliferation of PCs to millions of end-users, the costs of maintaining a PC has become a matter of concern to many enterprises. This client/server architecture is referred to as a thin-client, and can refer to both a Windows network computer as well as a Web browser client. The Company believes the introduction of small, smart server centric access devices, such as palm top organizers, smart phones, PDAs and WebTV-TM- will continue to increase. This new multi- or n-tier, thin-client establishes a need for a new software application architecture, creating an opportunity for software tools such as those available from the Company that fit the needs of the thin-client world.

    The Web is an example of a thin-client architecture. The Web opens the corporate data sources and applications to new and highly distributed end-users who typically operate through standard platform-independent user environments, commonly known as "browsers" which typically also run on PCs, but will increasingly be accessible through mobile, smart devices. Industry analysts are expecting millions of new small, form factors that will provide mobile access to servers over the next 5 years. Similar to the rapid emergence of PCs and LANs in the late 1980s and early 1990s, the emergence of the Web and multiple types of access devices raises new challenges and opportunities for organizations and the business applications they choose to manage their business. More than ever before, the use of technology will impact the bottom line of a business, as recent studies continue to support the effectiveness of the Web for performing business transactions. Corporations will increasingly provide direct, electronic access to back office data to their employees, customers and suppliers.

    Web-based systems can be deployed as simple departmental systems or highly distributed networks that can provide access to end-users in locations and geographies outside the corporate network. There is also an increasing trend toward disconnected or so-called distributed or "mobile" applications where a stand-alone PC, laptop PC, Smart Card or other thin-clients manages data locally and may be connected asynchronously to centralized, host-based data sources. Such systems can also be deployed as part of an overall enterprise system combining stand-alone PCs, multiple PC client/servers and enterprise-wide servers.

    With the continued price/performance curve of the microprocessor, new form factors of thin-clients will continue to evolve and proliferate, such as palm top organizers, PDAs, smart phones and WebTV-TM-. Industry analysts are forecasting shipments of millions of units of new smart, thin-clients. These mobile devices can instantaneously connect end-users to remote server information, available for either information or transactions. These new thin-clients are catalysts for new technologies and new applications and provide an opportunity for a new generation of business applications taking advantage of the thin-client server-centric access architecture. These thin-clients need robust, small footprint embedded databases.

    The increase in the deployment of PCs--in both traditional fat client/server environments and increasingly for implementation and access to thin-client Web-based or multi-tier environments--is fueling demand by organizations for new applications utilizing this thin-client architecture.

    One other industry trend is changing the architectural design of today's business applications. Organizations want to integrate the data generated by the back office throughout the enterprise and, increasingly, with its customers. Customer service account representatives need access to the latest information about corporate customers and sales activity and desire electronic connection or integration to company accounting records. Organizations generally want to eliminate the information time lag between disparate information systems throughout the enterprise and the external supply chain and tend to prefer enterprise wide applications, regardless of their size. It would be unlikely that one software vendor can provide all the applications required within an organization. What is important is that the business logic of one application can be shared between other applications operating in the organization. This integration between disparate applications places an increased demand for business applications built with components and objects. Existing software applications and new software applications are being redesigned to meet the changing demands for integration and access to metadata, and center on the use and design of components, objects and reusable code that can operate in a distributed COM/DCOM environment. Additionally, Java has emerged as a clear player in the development arena. Java offers a great opportunity to help deliver and use server side components via Java Enterprise Beans deployed under the CORBA Architecture. Java objects running on the server will provide the scalability and platform independence needed to build distributed applications.

    The Company was founded to provide application development tools deployed in applications operating in the Windows client/server environment. In 1996, 1997 and 1998 the Company announced and delivered extensions that operate in a Web browser client/server environment. The Company will continue to invest in tools for both the thin- and fat-client Windows world, and will take advantage of new opportunities for its products in the emerging thin-client world of the Web and smart mobile devices, which is a natural extension of Intranet and network-centric computing. The Company's current product offerings are fully compliant with and accommodate data structures for years beginning after January 1, 2000.

COMPANY STRATEGIES

    The Company products have historically been used by its customers to design client/server applications with Windows clients. As the client/server world continues to evolve with new types of clients accessing a server-centric architecture, the Company is transitioning its products to meet the needs of developers whose applications link the new thin-clients (the Web, PDAs, smart phones, etc.) to servers. At the same time, the Company will continue to evolve its object oriented application development tools so that class libraries can use and generate components and objects in a distributed COM/DCOM and CORBA environment. Key elements of its strategies are highlighted below. Finally, the Company believes its small footprint RDBMS can be embedded in other types of new smart electronic devices, such as copiers and routers.

    EMBEDDED DATABASE. The Company believes several industry trends will drive demand for a robust, non-DBA, small footprint embedded database. An embedded database is integrated with business application code, and is invisible to the end user. An embedded database has high server programmability, allowing developers to control the database server from the applications, reducing the need for a DBA through self tuning and self recovery functions. A robust embedded database is scalable, and can support hundreds of simultaneous users.

    One growth factor for embedded databases is the expectation by certain industry analysts that the next growth opportunity for PCs is the implementation of enterprise wide applications in mid-size businesses. This mid-size market is being targeted by application vendors now selling to large corporations, as well as application vendors now selling to small businesses. Both of these application vendors may find their existing choice of a database is not appropriate for the mid size business. Application vendors sold to Fortune 1000 customers typically run on top of large databases. These Fortune 1000 databases generally require large license fees, a large footprint, and a requirement for an in house DBA--attributes that do not match the mid-size business market requirements. On the other hand, current small business application vendors will discover their existing embedded database probably provides adequate response for transactions happening with a small number of end-users, but will not scale up to several hundred end-users, and will be unable to respond to the transaction needs of mid-size companies. The demand for robust, non-DBA, scalable, embedded databases that operate in either a LAN-based or Web-based environment will continue to grow as more and more small and medium size businesses buy and implement enterprise transaction-based applications. These small and mid-size businesses do not have an internal DBA, and cannot afford the expense of hiring such a person.

    The other trend impacting the growing need for embedded databases is the emerging market for distributed, mobile thin-clients, such as WebTV-TM-, palm top organizers and smart devices, such as cellular phones and Smart Cards. These new thin-clients and smart appliances require a robust, small footprint embedded database that can also synchronize and exchange data between a server and the mobile client. SQLBASE EXCHANGE, the add-on product sold with SQLBASE, is a database replication tool, enabling an embedded database on a mobile, thin-client to easily exchange data with a remote server.

    With the proliferation of the Web, there is a growing need for small, non-dba databases for use with common application development tools, such as Java and Visual Basic. The SQLBASE API makes it easy for application developers to connect SQLBASE within their application development process. SQLBASE supports open connectivity to a variety of development tools, including Visual Basic, Java and Visual C++, utilizing high performance ODBC and JDBC level 4. SQLBASE offers a 100% Java JDBC driver (Level 4) that permits Java developers to optimize their SQLBASE connectivity requirements. Further, as part of the embedded oriented features of SQLBASE, Centura currently offers external functions, which allow developers to call DLL base procedures from Triggers and Stored Procedures. Due to the importance of Java, it is the Company's intention to incorporate Java base external functions in future releases of SQLBASE. There can be no assurance that the Company will be successful in these efforts.

    The foregoing factors combine to create, what the Company believes, is a compelling opportunity for the Company's embedded database products.

    APPLICATION DEVELOPMENT TOOLS. The Company believes there will be a continued demand for building applications that run in an n-tier environment, with access to common, reusable business logic objects for both fat-clients and thin-clients. CENTURA TEAM DEVELOPER is a 4GL, object-oriented development tool, designed to maximize developer's investment in developing business logic code. CENTURA TEAM DEVELOPER applications have native connectivity not only to SQLBASE, but Oracle, Sybase and Microsoft SQLServer with the same set of APIs. The same CENTURA TEAM DEVELOPER business logic can be deployed as both a Windows and browser client, with minimal reprogramming of code, providing an easy redefinition of application packages to support Internet-based customer-to-supplier value chains. With the continued trend toward enterprise wide applications, Centura expects a continued interest in the use of application development tools that access and create components and business logic objects available on either the server or the client. Developers will be able to create new application solutions throughout the enterprise by customizing and modifying existing components. These components will provide a common linkage between disparate applications. Sales automation systems can be linked to accounting systems, and companies can post and retrieve applications via thin- and fat-clients--all possible by using common business logic components created with CENTURA TEAM DEVELOPER. The Company expects that in the future, a component's location on the network will become irrelevant to the developer. Developers will expect to be able to compose, distribute, and debug applications from any location. The Company plans to offer enhancements for CENTURA TEAM DEVELOPER in 1998 that are designed to make it easy to manage and distribute ActiveX components in a COM/DCOM distributed architecture. As Java servlets or Java Beans can be invoked from COM interfaces, the Company intends to enhance CENTURA TEAM DEVELOPER to be able to use these types of objects as well as pure COM objects. In addition, it is the Company's intention that CENTURA TEAM DEVELOPER may, in the future support integration with CORBA environments to expose and use Java objects. There can be no assurance that the Company will be successful in these efforts. The Company expects companies to gradually move away from buying custom applications towards the building of new systems by integrating and customizing existing components. The competitive advantage will come from customizing off-the-shelf applications. This "buy and customize" approach offers the best of both worlds: rapid development and the ability to customize the application to meet existing business processes requirements. The object architecture provided by CENTURA TEAM DEVELOPER is conducive to individual customization of applications. This component, reusable architecture, provides an advantage to the Company's application developers, especially in sales situations where evaluation criteria might be the ease in which components can be customized.

    CENTURA NET.DB is a Web authoring tool, enabling Webmasters or software developers to design SQL to HTML dynamic queries deployed within any JavaScript-enabled Web browser. CENTURA NET.DB is browser-based for both design and deployment. CENTURA NET.DB requires no special SQL, HTML, CGI, Perl, or C/ C++ expertise--and there is no requirement for browser plug-ins and other server software. The CENTURA NET.DB architecture is intelligent about its use of resources, accessing only the business logic code necessary to satisfy a user/program request, and enabling hundreds of simultaneous accesses on a single NT server. The Company expects to offer a version of CENTURA NET.DB that will enable transaction processing via the Web.

    TOTAL COST OF OWNERSHIP. The Company's products are built to be cost effective for both the software developer and the end user.

    The Company's products offer several advantages for the developer. The Company's products are scalable, allowing a single set of source code to be deployed on multiple platforms. Business applications that embed SQLBASE can be installed as a single user desktop or a server environment from a single SKU. Applications written with CENTURA TEAM DEVELOPER can interface with SQLBASE, as well as Oracle, with a single set of code. This single set of source code approach may reduce the amount of quality assurance resources required by application developers, which can sometimes exceed the cost of developing the application source code. CENTURA TEAM DEVELOPER maximizes the investment dollar spent to develop and test business logic objects. Using the CENTURA TEAM DEVELOPER class libraries, application developers can easily share business logic code between applications. CENTURA TEAM DEVELOPER can deploy a single set of business logic as either a Windows or a browser client, enabling the transformation of business applications from Windows clients to Web clients, without reprogramming the original Windows client logic. Using the built-in revision control features of CENTURA TEAM DEVELOPER, programming teams have access to the latest code, making it easier to develop complex applications on time and on budget. CENTURA TEAM DEVELOPER is well positioned for the emerging need to develop complex, enterprise-wide component based architecture applications. Self recovery and self tuning features found in SQLBASE typically result in fewer support calls from end-users providing better customer satisfaction between the end user and the application developer.

    The Company's products also offer a low total cost of ownership to end-users. SQLBASE is a very small, yet robust database. This means applications can run very effectively on a small footprint PC, reducing the hardware cost required to install and operate applications which embed SQLBASE. SQLBASE applications can include, within the application, log-in and assignment of password features for new users, eliminating the need for end-users to know how to operate the database. With built-in self-tuning and self-recovery processes, SQLBASE applications automatically reboot and reestablish the database when a PC loses power. SQLBASE applications reduce the need for internal MIS or data base administrators, and reduces the amount of support calls for which an end user would typically pay. End-users do not have to upgrade to 32-bit architectures before installing applications built with the Company's products. CENTURA NET.DB operates in a 16-bit browser environment, making it easy to connect end-users around the world who may not yet have upgraded to a 32-bit PC. Both CENTURA TEAM DEVELOPER and CENTURA NET.DB make it easy to webify an application built with CENTURA TEAM DEVELOPER or SQLBASE, allowing access by employees and customers to corporate data. The Company's products are priced for a PC client/server environment, minimizing the cost of client/server solutions. This enables a low cost of entry for small and medium size businesses. The Company's products are cross platform, enabling applications to operate on Windows NT, Windows 95, Windows 3.1, DOS and NetWare with minimal programming changes. See "Risk Factors-- New Product Risks; Rapid Technological Change" and "--Highly Competitive Markets".

    DISTRIBUTION CHANNELS, PARTNERSHIPS AND STRATEGIC ALLIANCES. The Company distributes its products using a blended distribution model that provides incentives for its direct sales force to work closely with business partners. The Company's Synergy Partner Program is designed to meet the needs of businesses that include resellers, commercial application developers, consultants, independent software vendors ("ISVs"), and complementary tools providers. A number of companies, including SQL Financials, ADP and Aurum have a partnership with Centura, whereby Centura provides these application developers the right to remanufacture the SQLBASE product. See "Risk Factors--Dependence Upon Distribution Channels" and "--Dependence on Third-Party Organizations".

    WORLDWIDE MARKETS. The Company has designed its products and established its marketing and sales channels to address the worldwide market opportunities, including markets requiring double-byte enabled source code, for embeddable databases and PC client/server systems. The Company has established operations on six continents that have exclusive rights through either wholly-owned subsidiaries or third-party distribution partners. CENTURA TEAM DEVELOPER is shipped with OBJECT NATIONALIZER, which facilitates application development in multiple languages. Approximately 58% of the Company's net revenues for 1997 were derived from sales outside the United States, and its products are installed in at least 75 countries. The Company generally launches new products on a worldwide basis. The Company's software products support international data conventions, and certain products have been localized into French, German and Japanese language editions.

    SUPPORT PROGRAMS. The Company provides product support services directly and through third-party vendors to enable easy customer implementation of its client/server systems. The Company provides a variety of programs to support customers ranging from small development groups to those who require access to qualified support engineers 24 hours a day, seven days a week. Traditional service offerings are augmented with an informal support network through a forum on CompuServe, an Internet news group, and a strong presence on the World Wide Web. A pay per request program is being implemented, and is scheduled to be offered beginning in 1998. The Company-certified training partners offer courses each year to assure customers of the right mix of classroom or on-site training. Customers can also opt to study at their own pace with a specially developed computer-based training course. In addition, a team of professional consulting engineers are available to help companies develop application systems using Centura products.

    CHANGES IN STRATEGIC DIRECTION On January 6, 1997, in an effort to expand its product offerings in areas complimentary with the Company's core products, technology and overall strategic concept and into architectures embracing the World Wide Web, the Company entered into a definitive agreement to acquire Infospinner, Inc. ("Infospinner") of Richardson, Texas (the "Merger Agreement"). The Company did not obtain the majority vote of its shareholders required for approval of the proposed merger within the designated time frame, and as such, Infospinner elected to exercise its right, pursuant to the Merger Agreement, to terminate the transaction. Beginning in the second half, and culminating in the fourth quarter of 1997, the Company refocused and restructured its operations to leverage its core technological competencies into next generation products which continue to embrace a distributed architecture with components accessible through both the client and the server and operating in both the Web and other thin-clients. With the addition of CENTURA NET.DB, the Company's products now encompass a comprehensive architecture for the development and deployment of information systems and applications from a host environment, through two-tier client/server and SQL databases, to the multi-tier environment of the World Wide Web. See "Risk Factors--Changes in Strategic Direction: Restructuring;" "--New Product Risks; Rapid Technological Change".

PRODUCTS

    The Company's embeddable database, development environments, family of connectivity products, and Web-based development environments, enable teams of developers to embed, build and deploy scaleable client/server applications throughout distributed computing environments. The Company's major products include:

    SQLBASE--THE SQLBASE family consists of embeddable and small-footprint database products that enable application developers to provide low cost of ownership applications with complete and robust RDBMS functionality and help businesses deploy decentralized applications easily and cost-effectively. These products--SQLBASE SERVER and SQLBASE DESKTOP--help organizations store data on machines ranging from small mobile devices and single-user PCs to workgroup servers and company-wide LAN and Web database servers. New versions of SQLBASE, referred to as the SQLBASE MICROSERVERS, are being designed to meet the needs of thin-clients and Smart Cards.

    CENTURA TEAM DEVELOPER AND SQLWINDOWS--THE CENTURA TEAM DEVELOPER AND SQLWINDOWS products enable customers to develop and deploy 32- and 16-bit, next generation and Web-centric client/server object-oriented applications. CENTURA TEAM DEVELOPER and SQLWINDOWS are created specifically to meet the needs of application development teams seeking the power to move from workgroup and enterprise pilot projects into large enterprise applications. These products deliver client/server application scalability, new Internet integration, and drag-and-drop replication functionality. The product family includes CENTURA TEAM DEVELOPER and SQLWINDOWS, CENTURA APPLICATION SERVER, and the CENTURA DEVELOPERS KIT, a set of object-oriented interfaces that help developers create reusable objects in the CENTURA TEAM DEVELOPER 32-bit and SQLWINDOWS 16-bit environments.

    CENTURA WEB DEVELOPER--CENTURA WEB DEVELOPER, a subset of CENTURA TEAM DEVELOPER, enables the development of Web-based, thin-client applications which allow the deployment of CENTURA TEAM DEVELOPER business logic and transaction processing applications in thin-client environments.

    SQLHOST--THE SQLHOST products allow organizations to integrate DB2 or legacy data into a client/ server environment without compromising performance, control or security. SQLHOST for Visual Basic allows Visual Basic applications to access host-based data.

    CENTURA NET.DB--CENTURA NET.DB is a SQL to HTML browser-based Web authoring tool. CENTURA NET.DB reads the referential integrity of a SQL database, and automatically generates an HTML page view of each table. Using smart wizards, Webmasters can easily customize and design dynamic SQL queries and updates of live databases. The SQL queries can be deployed in any JavaScript enabled browser and are therefore platform independent. No special browser plug-ins or server software is needed.

END-USERS AND APPLICATIONS

    No customer accounted for more than 10% of net revenues during the fiscal years ended December 31, 1997, 1996, or 1995.

    The Company's products are used by end-users in a wide variety of industries for different applications:

INDUSTRY                                                  APPLICATION
------------------------------------  ----------------------------------------------------
Aerospace...........................  Engineering information tracking and analysis

Automotive Products.................  Multi-media-based information management

Consulting Services.................  Information and human resource management

Consumer Products...................  Sales tracking
                                      Central repository for corporate financial data

Financial Services..................  Accounting solutions
                                      Payroll services
                                      Various commercial real estate applications
                                      Portfolio and credit tracking
                                      Decision support for insurance underwriters
                                      Tax preparation automation
                                      On-line remote banking

Government..........................  Child welfare case management and others

Industrial Products.................  Sales administration and analysis

Petroleum and Chemicals.............  Chemical hazard assessment and evaluation

Pharmaceuticals.....................  Document creation and management

Retail, Wholesale and
  Distribution......................  Enterprise security
                                      On-line help desk telecommunications maintenance
                                      Mission-critical pricing and production management
                                      Import/Export tracking via Smart Card technology

Systems Integration Services........  Document-image processing

Telecommunications..................  Call tracking for technical support
                                      Human resources management

Transportation......................  Economic analysis

Utilities...........................  Decision-support for purchasing
                                      Marketing contact and customer support

MARKETING, DISTRIBUTION AND PRODUCT SUPPORT

    The Company's marketing and sales efforts are targeted to worldwide users and developers of PC client/server systems and applications. These users, ranging from individual PC application developers to MIS departments of large corporations, typically purchase client/server software through different channels and require different levels of support.

    The Company generally segregates its customers, and accordingly its sales force, into two basic categories:

    EMBEDDED APPLICATIONS/LARGE SCALE DEPLOYMENT. Many customers purchase the Company's products as part of a larger scale application deployment activity, such as embedding a database in an application to be sold or otherwise marketed, or creating an enterprise specific system solution using one or more of the Company's products. As these applications can be complex and in some cases critical to the business of an enterprise, these customers typically require a greater degree of individual attention both from the Company's direct sales force and technical support organizations, or from technically sophisticated third parties, than do users who purchase the Company's products for a single use or one-time development activity. To address the requirements of these customers, the Company has established a field sales organization, which operates in the United States, Canada, Mexico, Brazil, France, Germany, Italy, Switzerland, Austria, the Netherlands, Belgium, the United Kingdom, Australia and Japan. See "Risk Factors--International Sales and Operations" and "--Recent Company Losses; Fluctuations in Quarterly Results".

    These customers include vertical software partners, hardware original equipment manufacturers ("OEMs"), systems integrators and ISVs with whom the Company generally has established marketing or licensing arrangements. Such partners include Automated Data Processing, Inc (payroll systems), Learmonth and Burchett Management Systems PLC (CASE tools), Artemis International (project management), PeopleSoft, Inc. (human resources), Project Software & Development, Inc. (facilities management), Aurum Software Inc. (sales management) and Spectrum Associates (manufacturing). In addition, the Company has an architecture which enables ISVs to use the Company's products to co-engineer enterprise-wide client/server applications or deliver add-on software. Hardware OEMs purchase the Company's products and bundle them with their personal computer hardware or applications software for resale to their customers. The Company currently has OEM relationships with NCR, IBM, Siemens-Nixdorf, Computer Associates International, Inc. ("CA") and other computer vendors. The Company has entered into cooperative arrangements with system integrators, such as Electronic Data Systems, that build large, custom turnkey solutions for their corporate customers using the Company's products.

    SINGLE USE OR ONE-TIME DEVELOPMENT. These customers generally utilize outside services to specify, design, build and deploy limited client/server systems within the enterprise. In addition, ISVs may utilize the Company's development tools in the early stages of application development. These customers include small, medium and large size businesses. The Company reaches these customers through its corporate telesales organization and through an indirect distribution channel, consisting of resellers, application developers, distributors, value-added resellers ("VARs") and consultants.

    The Company also distributes its products through major independent distributors that may in turn sell such products to smaller VARs, resellers and dealers. The Company presently has a distribution agreement with DistribuPro, for distribution of the Company's products in North America. The Company also has a network of international distributors, including Computer 2000 AG GmbH in Europe and Mitsubishi Corporation in Japan. Many of the Company's distributors carry competing product lines. The Company's distributors may from time to time be granted stock exchange or rotation rights. Such returns or exchanges are generally offset by an immediate replacement order of equal or greater value. Although the Company believes that, to date, it has provided adequate allowances for exchanges and returns, there can be no certainty that actual returns will not exceed the Company's allowances, particularly in connection with introduction of new products or enhancements. See "Risk Factors--Dependence Upon Distribution Channels" and "--International Sales and Operations."

    In a number of markets, including rapidly growing client/server markets such as Japan and Korea, the Company has entered into multi-year master distribution agreements with unrelated companies that have also licensed the use of the Company's name. These organizations are in place to increase the Company's opportunities and penetration in such markets where the rapid adoption of client/server technologies is anticipated. While the Company believes that to date these agreements have increased the Company's penetration in these markets, there can be no certainty that this performance will continue or that these relationships will remain in place. The Company has the option to acquire 100% of the outstanding stock of one of its foreign distributors, using a purchase price formula based on net profits and revenues. See "Risk Factors--Dependence Upon Distribution Channels."

    The Company also sells its products through a worldwide network of VARs and consultants that specialize in developing customized solutions for smaller, departmental networks. These VARs bundle the Company's products and products of other software vendors into systems that are sold directly to end-users. The Company has certified over 1,000 VARs marketing to industries such as financial services, telecommunications, publishing, transportation and health care. See "Risk Factors--Dependence Upon Distribution Channels."

    MARKETING. To support its sales organizations, the Company conducts comprehensive marketing programs and cooperative selling arrangements with the Company's strategic partners. The Company's marketing programs include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The Company has entered into cooperative selling arrangements with strategic partners, including NCR, ICL Personal Systems and Siemens-Nixdorf that provide joint marketing or network solutions for incorporating their products with the Company's products. The Company also cooperates with suppliers of competitive client/server software, such as Oracle Corporation ("Oracle") and Sybase, Inc., ("Sybase"), when customers desire large-scale, joint solutions that include front-end tools from the Company or deployment of desktop or mobile database applications.

    The majority of the Company's revenues have been derived from the licensing of software products for PC client/server systems, and such products are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, broad market acceptance of PC client/ server systems is critical to the Company's future success. Failure of the Company to successfully implement its sales and marketing strategies, or the loss of one or more resellers, distributors, vertical software partners or other marketing partners, could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors--Dependence Upon Distribution Channels" and "--Market Acceptance of PC Client/Server Systems".

    CUSTOMER SUPPORT AND SERVICE. The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction in the PC client/server market. Customer requirements for support and service vary depending on factors such as the number of different hardware and software vendors involved in an installation, the complexity of the application and the nature of the hardware configuration. The Company offers flexible multi-tiered technical support programs tailored to these specific customer needs. The Company offers a licensed maintenance service to all its customers to provide bug fixes and software enhancements. In addition, the Company provides technical support through a telephone hotline service. For the large enterprise-wide customer, the Company offers comprehensive premium support programs. The Company broadens its support coverage through its worldwide network of authorized support centers, certified business partners and authorized consultants. See "Risk Factors--Dependence on Third-Party Organizations".

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

    Since inception, the Company has made substantial investments in research and product development. During 1997, 1996 and 1995, the Company's expenditures in research and development, net of capitalized software, were $9.7 million, $11.0 million and $14.4 million, representing 17%, 17% and 22% of net revenues, respectively. The Company's products have been developed by its internal product development staff and, in certain instances, by strategic use of outside consultants. The Company believes that timely development of new products and enhancements to existing products is essential to maintain its competitive position.

    The Company is committed to continued development of new technologies for PC client/server computing. The Company supports major 32-bit operating systems, including Microsoft Windows 95, Microsoft Windows NT and Novell NetWare. In addition, the Company plans to continue to offer upgrades to its products. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors--New Product Risks; Rapid Technological Change" and "--Component Software Markets".

COMPETITION

    The market for embedded databases and application development tools system software is intensely competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this market relating to embeddable database PC and Web client/server software, and the Company's current and prospective competitors offer a variety of solutions to address this market segment.

    EMBEDDABLE DATABASE MARKET. As database capacity is often indicative of differences in customer application, segments within the PC client/server market in which the Company competes can generally be distinguished and segregated by the number of anticipated users and target capacity of the database utilized. The Company generally markets its database products in environments utilizing capacity ranging from small, five kilobyte Smart Card environments to those in excess of five Gigabytes. Competitors of the Company include Microsoft, Oracle, Computer Associates, IBM, Sybase, Pervasive, and Informix, and generally have product offerings which compete with the Company's products in some or all of these capacity ranges. In addition, some of these competitors are providers of sophisticated database software, originally designed and marketed primarily for use with mainframes and minicomputers, which, if successfully re-configured to provide similar functionality in PC client/server, or smaller capacity environments, could materially and adversely impact the Company's revenues, results of operations and financial condition.

    TOOLS AND CONNECTIVITY MARKETS. The Company faces competition from providers of application development software, such as Sybase's Powersoft Division, Microsoft, and Borland, and connectivity software competitors such as IBM. The Company also faces potential competition from vendors of applications development tools based on 4GLs (fourth-generation languages) or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment, additional competitors or potential competitors have emerged.

    Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors have established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's offerings. These companies could also bundle existing or new products with more established products to compete with the Company. Furthermore, as the PC and Web client/ server market expands, a number of companies, with significantly greater resources than the Company, could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company, or by introducing products specifically designed for the PC and Web client/ server market.

    The principal competitive factors affecting the market for the Company's products include breadth of distribution and name recognition, product architecture, performance, functionality, price, product quality, customer support, and the Company's financial viability. The Company experienced increased competition during 1997, 1996, and 1995, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors--Highly Competitive Markets" and "--Market Acceptance of PC Client/Server Systems".

INTELLECTUAL PROPERTY

    The Company currently has one patent issued with respect to its SQLWINDOWS and CENTURA TEAM DEVELOPER products and relies on a combination of trademark, copyright and trade secret protection and nondisclosure agreements to establish and protect its proprietary rights. Policing unauthorized use of the Company's technology is expensive and difficult, and there can be no assurance that these measures will be successful. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that ultimately factors such as the technical expertise and innovative skill of its personnel, its name recognition, and ongoing product support and enhancements may be more significant in maintaining the Company's competitive position.

    The Company provides its software products to customers under non-exclusive, non-transferable license agreements. As is customary in the software industry to protect intellectual property rights, the Company does not sell or transfer title to its software products to customers. Under the Company's current standard form of end user license agreement, licensed software may be used solely for the customer's internal operations and, except for limited deployment rights provided in certain of its SQLWINDOWS packages, only on designated computers at specified sites. The Company relies primarily on "shrink-wrap" licenses for the protection of products intended for single, one-time use or limited deployment. A shrink-wrap license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser can use the product, and binds the purchaser by its acceptance and purchase of the software products to such terms and conditions. Shrink-wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

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

EMPLOYEES

    As of December 31, 1997, the Company had 180 full-time employees, including 31 in research and development, 6 in manufacturing, 94 in sales and marketing, 16 in technical services and support and 33 in finance and administration. The Company maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relationship with its employees is good. The Company believes that the success of its business will depend in large part on its ability to attract and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

    CHANGES IN STRATEGIC DIRECTION: RESTRUCTURING. In efforts to stem losses and maximize return on the Company's core assets and technologies, the Company has restructured its operations and announced changes in strategic direction several times in recent financial periods. The first of these changes, which began in December 1995, encompassed a change in the Company's name from Gupta Corporation to Centura Software Corporation and the identification of a flagship product bearing the name CENTURA. In early 1997, the Company refocused its marketing and sales efforts away from RDBMS and development tools products to a middleware connectivity product and the related Merger Agreement with Infospinner for which the Company did not obtain required shareholder approval within the specified time frame and, as such, was not consummated. In the second half of 1997, however, the Company restructured and refocused operations on its core competencies, products and technologies and terminated its distribution arrangement with Infospinner. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, there can be no assurance that the Company's management will not deem it appropriate to undertake other major restructuring efforts or changes in strategic direction in the future or to what degree any of these efforts will result in improved operational performance, if at all.

    RECENT CHANGES IN SENIOR MANAGEMENT. In the fourth quarter of 1997, the Company announced significant changes in senior management. Such changes included the appointment of Scott R. Broomfield as Chief Executive Officer, John
W. Bowman as Chief Financial Officer, and Kathy Lane as Senior Vice President of Marketing, and the election of Messrs. Jack King, Phillip Koen, Jr., and Earl Stahl to the Company's Board of Directors, and the retirement of Samuel M. Inman, III, Earl Stahl and Richard Gelhaus from their positions as officers of the Company. In February 1998 the Company announced the election of Messrs. William D. Nicholas and Peter Micciche to the Board of Directors and the appointment of Scott R. Broomfield to the position of Chairman & CEO. There can be no assurance that the new management team will be successful in execution of its objectives or that the successful execution of these objectives will result in improved operating results or financial position of the Company.

    DEPENDENCE ON KEY PERSONNEL. The Company's future performance is substantially dependent on the performance of its executive officers and key product development, technical, sales, marketing and management personnel. The Company does not have employment or non-competition agreements with any of its employees. The loss of the services of any executive officer or other key technical or management personnel of the Company for any reason could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, the Company needs to recruit a Vice President, Engineering/Chief Technology Officer. The Company considers this position critical to the success of its ongoing competitive position in defined markets and operations. There can be no assurance that an appropriate individual will be located to fill this position on a timely basis on terms reasonable to the Company, or at all.

    The future success of the Company also depends on its continuing ability to identify, hire, train, motivate and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense and the Company has experienced difficulty in identifying and hiring qualified engineering and software development personnel. There can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon its business, operating results and financial condition. See "Business--Employees" and "--Executive Officers of Registrant".

    RECENT COMPANY LOSSES; FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced in the past and may in the future to continue to experience significant fluctuations in quarterly operating results. The Company reported a loss of $0.6 million for fiscal year 1997, a profit of $2.0 million for 1996, and a loss of $44.1 million for 1995. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. Many of the Company's product licensing arrangements are subject to revenue recognition on a per-unit deployed basis as the Company's deferred obligation to such customers is gradually extinguished. Revenue recognition in such cases is therefore dependent upon the business activities of the Company's customers and the timely and accurate reporting of such activities to the Company, which makes predictability of the related revenue extremely uncertain. In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including, general market demand for the Company's products; the size and timing of individual orders during a quarter; the Company's ability to fulfill such orders; introduction, localization or enhancement of products by the Company; delays in the introduction and/or enhancement of products by the Company and its competitors; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in the Company's strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions. Sales of the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company's financial results also may vary as a result of seasonal factors including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows.

    Although the Company has operated historically with little or no backlog of traditional boxed product shipments, it has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results during such quarters. It has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has also experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, or the actual loss of product orders can cause significant variations in operating results from quarter to quarter. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. To the extent that the Company's expenses exceed expected revenues in any fiscal period, its business, operating results and financial condition could be materially and adversely affected. Due to the foregoing factors, it is likely that the Company's operating results may, during any fiscal period, fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock could be materially and adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

    VOLATILITY OF THE COMPANY'S COMMON STOCK PRICE. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock fluctuated significantly in 1997, 1996 and 1995, and may continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of new products or customer contracts by the Company or its competitors, litigation and other factors. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of its common stock price.

    DILUTIVE AND POTENTIAL DILUTIVE EFFECT TO SHAREHOLDERS. The Company has engaged in a number of transactions which have resulted in dilution to the Company's shareholders. On May 2, 1994, a lawsuit was filed against the Company and certain of its officers and directors by a holder of the Company's common stock, on his own behalf and purportedly on behalf of a class of others similarly situated (the "Class Action Lawsuit"). The Company reached a binding settlement agreement (the "Settlement Agreement") with plaintiffs' counsel in the lawsuit, and gained court approval of the Settlement Agreement on September 30, 1996. As part of the settlement, the Company agreed to provide up to a maximum of 2,500,000 shares of its common stock (the "Settlement Shares") to a fund to be distributed among the members of the plaintiff class. As of December 31, 1997, 2,500,000 Settlement Shares have been issued and distributed in full settlement of the Class Action Lawsuit. Issuance of the Settlement Shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(a)(10) of the Securities Act, which provides for exemption of registration under the Securities Act for securities issued pursuant to terms and conditions which have been approved, after a hearing on the fairness of such terms and conditions, by a United States court. As a result, the Settlement Shares, when issued and delivered in accordance with the Settlement Agreement approved by the United States District Court for the Northern District of California, were fully tradeable, fully paid and non-assessable. See Note 6 of Notes to Consolidated Financial Statements.

    In February 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement (to which the Company consented) and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12,251,000, payable to CA (the "CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares"). Concurrently with execution of the Agreements, the Company and NAC entered into an Investor Rights Agreement (the "Rights Agreement") wherein the Company has agreed to register the Shares under the Securities Act, effective February 27, 1999.

    Also in February 1998, pursuant to the terms a Common of Stock and Warrant Purchase Agreement, the Company completed a management-led private placement of 2,330,191 shares of the Company's common stock (the "Private Placement"), resulting in gross proceeds to the Company of $2,470,000. Transaction costs associated with both the Agreements and the Private Placement are estimated to be approximately $600,000. The Company has agreed to register the Private Placement shares under the Securities Act.

    In June 1997, the Company issued warrants to purchase 90,000 and 10,000 shares of common stock to Pacific Business Funding Corporation and its affiliate Sand Hill Capital, LLC, respectively, at an exercise price of $2.094 per share. The warrants expire on June 30, 2002. In February 1998, in connection with the Agreements, the Company entered into a Warrant Purchase Agreement with CA wherein the Company issued and sold to CA, a warrant to purchase 500,000 shares of the Company's common stock (the "CA Warrant"). The CA Warrant is exercisable at $1.906 per share and expires on February 27, 2003. The Company has agreed to register the shares issuable upon exercise of the CA Warrant under the Securities

Act, no later than April 29, 1998. Also in February 1998, in connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock at an exercise price of $1.25 per share (the "Private Placement Warrants"). The Private Placement Warrants expire on February 27, 2003. Also, in consideration of services rendered in connection with the Private Placement, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 354,717 shaes of the Company's common stock at an exercise price of $2.12 (the "Rochon Warrants"). The Rochon Warrants expire on February 27, 2003. The Company has agreed to register the shares issuable under the terms of the Private Placement Warrants and the Rochon Warrants under the Securities Act. In March 1998 the Company issued to NAC an additional warrant to purchase 893,320 shares of the Company's Common Stock at an exercise price of $1.81 per share (the "NAC Warrant"), pursuant to a Right of First Refusal provision contained in the Rights Agreement. The NAC Warrant is subject to three-year vesting.

    From time to time, the Company issues shares of common stock pursuant to its 1992 Employee Stock Purchase Plan and pursuant to options granted under its 1995 Incentive Stock Option Plan, 1998 Employee Stock Option Plan and 1996 Directors' Stock Option Plan. Additional options remain outstanding and are exercisable pursuant to the Company's 1986 Incentive Stock Option Plan, which terminated in July 1996. In addition, the Company has issued non-plan options to purchase an aggregate of 1,500,000 shares of common stock to the Company's Chief Executive Officer, Chief Financial Officer and Sr. Vice President of Marketing. In March 1998, the Company's Board of Directors approved the 1998 Employee Stock Option Plan, under which options to purchase 1,415,000 shares of common stock are issuable to non-officer employees.

    Future issuance of such shares of the Company's common stock pursuant to any of the foregoing will dilute the beneficial ownership of existing Company shareholders.

    NEED FOR ADDITIONAL EQUITY FINANCING. The Company may be required to seek additional equity financing to finance the acquisition of new products and technologies, capital equipment and continuing operations. If the Company needs further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's shareholders.

    NEW PRODUCT RISKS; RAPID TECHNOLOGICAL CHANGE. The markets for the Company's software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and computer operating environments, and frequent new product introductions and enhancements. As a result, the success of the Company depends substantially upon its ability to continue to enhance existing products, develop and introduce in a timely manner, new products incorporating technological advances and meet increasing customer expectations, all on a timely and cost-effective basis. To the extent one or more competitors introduce products that better address customer needs, the Company's businesses could be adversely affected. The Company's success will also depend on the ability of its primary products, SQLBASE, CENTURA TEAM DEVELOPER, SQLWINDOWS, CENTURA NET.DB, and SQLHOST, to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Any failure to deliver these products as scheduled or their failure to achieve early market acceptance as a result of competition, technological change, failure of the Company to timely release new versions or upgrades, failure of such upgrades to achieve market acceptance or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially and adversely affected.

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

    From time to time, the Company or its competitors may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company has historically experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. The Company provides allowances for anticipated returns, and believes its existing policies result in the establishment of allowances that are adequate, and have been adequate in the past, but there can be no assurance that product returns will not exceed such allowances in the future. The announcement of currently planned or other new products may cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on business, operating results and financial condition of the Company. See "Business--Research and Product Development" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

    YEAR 2000 ISSUE. The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit year, as opposed to a four digit year. When the year 2000 begins these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. As customers and potential customers of the Company begin to devote incremental resources to this issue, resources previously allocated to other information systems requirements may be redirected to address the Year 2000 issue. To the extent that the Company's products are not selected as part of customers' overall Year 2000 solution, redirection of these customer resources could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Year 2000 Issue creates risk for the Company from unforeseen problems in its internal computer systems and from third parties with which the Company interacts. Such failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and to process and account for the transfer of funds electronically.

    EMBEDDABLE DATABASE MARKET. Since database capacity is often indicative of differences in customer application, segments within the PC client/server market in which the Company competes can generally be distinguished and segregated by the target capacity of the database utilized. The Company generally markets its database products in environments utilizing capacity ranging from small, five kilobyte Smart Card environments to those in excess of five Gigabytes. Competitors of the Company, including Microsoft, Oracle, CA, IBM, Sybase, Borland, Pervasive, and Informix, generally have product offerings which compete with the Company's products in some or all of these capacity ranges. In addition, some of these competitors are providers of sophisticated database software, originally designed and marketed primarily for use with mainframes and minicomputers, which, if successfully re-configured to provide similar functionality in Windows or Browser clients, or smaller capacity environments, could materially and adversely impact the Company's revenues, results of operations and financial condition.

    COMPETITION. The market for embedded databases and application development tools system software is intensely competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this market relating to embeddable PC and Web client/server software, and the Company's current and prospective competitors offer a variety of solutions to address this market segment. The Company faces competition from providers of application development software, such as Oracle, Sybase's Powersoft Division, Microsoft, and Borland, and connectivity software competitors such as IBM. The Company also faces potential competition from vendors of applications development tools based on 4GLs (generation languages) or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment and a variety of newly created Java based development tools, additional competitors or potential competitors have emerged.

    Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors have established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's offerings. These companies could also bundle existing or new products with more established products to compete with the Company. Furthermore, as the PC and Web client/ server market expands, a number of companies, with significantly greater resources than the Company, could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company, or by introducing products specifically designed for the PC and Web client/ server market.

    The principal competitive factors affecting the market for the Company's products include breadth of distribution and name recognition, product architecture, performance, functionality, price, product quality, customer support. The Company experienced increased competition during 1997, 1996, and 1995, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Competition".

    MARKET ACCEPTANCE OF PC CLIENT/SERVER SYSTEMS. To date, substantially all of the Company's revenues have been derived from the licensing of software products for PC client/server systems and licensing of such products is expected to continue to account for substantially all of the Company's revenues for the foreseeable future. With the increasing focus on enterprise-wide systems that embrace the World Wide Web, some customers may opt for solutions that favor mainframe or mini-computer solutions with associated Web connectivity. Accordingly, some companies may abandon use of PC client/server systems, which could have a material adverse effect on the Company's future success. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

    COMPONENT SOFTWARE MARKETS. The advent of so-called "component" software may alter the way in which customers buy software. In this structure, logical statements or discreet "units of activity" can be distributed pursuant to executable statements within a Windows or Browser client environment. As specific software functionality can be bundled into smaller units or objects rather than in broad, highly functional products such as the Company's development tools, customers may be less willing to buy such broad, highly functional products. If such a trend continues, the Company may choose to introduce component-type products. The costs and efforts necessary to package and distribute such components are largely unknown and there can be no assurance that the Company will be able to repackage and distribute its products in such a component-type software structure, in an efficient manner, or at all.

    INTERNET SOFTWARE MARKET. The market for Internet software in general, and the segments of such market addressed by the Company's products in particular, are relatively new. The future financial performance of the Company will depend in part on the continued expansion of this market and these market segments and the growth in the demand for other products developed by the Company, as well as increased acceptance of the Company's products by MIS professionals. There can be no assurance that the Internet software market and the relevant segments of the market will continue to grow, that the Company will be able to respond effectively to the evolving requirements of the market and market segments, or that MIS professionals will accept the Company's products. If the Company is not successful in developing, marketing, localizing and selling applications that gain commercial acceptance in these markets and market segments on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected. See "Business--Overview".

    DEPENDENCE UPON DISTRIBUTION CHANNELS. The Company relies on relationships with value-added resellers and independent third party distributors for a substantial portion of its sales and revenues. Some of the Company's resellers and distributors also offer competing products. Most of the Company's resellers and distributors are not subject to any minimum purchase requirements, they can cease marketing the Company's products at any time, and they may from time to time be granted stock exchange or rotation rights. Moreover, the introduction of new and enhanced products may result in higher product returns and exchanges from distributors and resellers. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on the Company's business, operating results and financial condition. The Company also maintains strategic relationships with a number of vertical software vendors and other technology companies for marketing or resale of the Company's products. Any termination or significant disruption of the Company's relationship with any of its resellers or distributors, or the failure by such parties to renew agreements with the Company, could materially and adversely affect the Company's business, operating results and financial condition. Since 1994 the Company has reduced its resources devoted to North American corporate sales and also decreased its expenditures on corporate and product marketing. Failure of the Company to successfully implement, support and manage its sales strategies could have a material adverse effect on the Company.

    The distribution channels through which client/server software products are sold have been characterized by rapid change, including consolidations and financial difficulties of distributors, resellers and other marketing partners including certain of the Company's current distributors. The bankruptcy, deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, and this could result in a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that distributors will continue to purchase the Company's products or provide the Company's products with adequate promotional support. Failure of distributors to do so could have a material and adverse effect on the Company's business, operating results and financial condition.

    In a number of international markets the Company has entered into quasi-exclusive, multi-year agreements with independent companies that have also licensed the use of the Company's name. These agreements are in place to increase the Company's opportunities and penetration in such markets where the rapid adoption of client/server technologies is anticipated. While the Company believes that to date these agreements have increased the Company's penetration in such markets, there can be no certainty that this performance will continue nor that these relationships will remain in place. The Company's future cost of maintaining its business in these markets could increase substantially if these agreements are not renewed. See "Business--Marketing, Distribution and Product Support".

    DEPENDENCE ON THIRD-PARTY ORGANIZATIONS. The Company is increasingly dependent on the efforts of third party "partners", including consultants, system houses and software developers to implement, service and support the Company's products. These third parties increasingly have opportunities to select from a very broad range of products from the Company's competitors, many of whom have greater resources and market acceptance than the Company. In order to succeed, the Company must actively recruit and sustain relationships with these third parties. There can be no assurance that the Company will be successful in recruiting new partners or in sustaining its relationships with its existing partners.

    INTERNATIONAL SALES AND OPERATIONS. International sales represented 58%, 60% and 61% of the Company's net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. A key component of the Company's strategy is continued expansion into international markets, and the Company currently anticipates that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. The Company will need to retain effective distributors, and hire, retain and motivate qualified personnel internationally to maintain and/or expand its international presence. There can be no assurance that the Company will be able to successfully market, sell, localize and deliver its products in these international markets. In addition to the uncertainty as to the Company's ability to sustain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements and government controls, problems and delays in collecting accounts receivable, tariffs, export license requirements and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and certain other parts of the world, restrictions on the export of critical technology, and potentially adverse tax consequences, which could adversely impact the success of international operations. Sales of the Company's products are denominated both in local currencies of the respective geographic region and in US dollars, depending upon the economic stability of that region and locally accepted business practices. Accordingly, any increase in the value of the US dollar relative to local currencies in these markets may negatively impact revenues, results of operations and financial condition. An increase in the relative value of the US dollar would serve to increase the relative foreign currency cost to the customer of a US dollar denominated purchase, which may negatively affect the Company's sales in foreign markets. In addition, the US dollar value of a sale denominated in a region's local currency decreases in proportion to relative increases in the value of the US dollar. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition. See "Business--Marketing, Distribution and Product Support--Customer Support and Service".

    PROPRIETARY RIGHTS. The success and ability of the Company to compete is dependent in part upon the Company's proprietary technology. While the Company relies on trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and customer support are more essential to establishing and maintaining a technology leadership position. The Company has one patent with respect to its SQLWINDOWS and CENTURA TEAM DEVELOPER products. The Company believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Also, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use their products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

    There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products, and the Company expects that it will increasingly be subject to such claims as the number of products and competitors in the client/server and Internet connectivity software market grows and the functionality of such products overlaps with other industry segments. In the past, the Company has received notices alleging that its products infringe trademarks of third parties. The Company has historically dealt with and will in the future continue to deal with such claims in the ordinary course of business, evaluating the merits of each claim on an individual basis. There are currently no material pending legal proceedings against the Company regarding trademark infringement. Any such third party claims, whether or not they are meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company, or at all. If the Company was found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business--Intellectual Property".

    MANAGEMENT OF POTENTIAL GROWTH. In recent years, the Company has experienced both expansion and contraction of its operations each of which has placed significant demands on the Company's administrative, operational and financial resources. To manage future growth, if any, the Company must continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its work force. There can be no assurance that the Company will be able to perform such actions successfully. The Company intends to continue to invest in improving its financial systems and controls in connection with higher levels of operations. Although the Company believes that its systems and controls are adequate for the current level of operations, the Company anticipates that it may need to add additional personnel and expand and upgrade its financial systems to manage any future growth. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

    LEGAL PROCEEDINGS. On September 17, 1997, Technology Venture (Software) Holdings Limited, formerly known as Eagerquest Investments Limited ("Eagerquest") filed suit against the Company in the United States District Court for the Central District of California alleging that the Company acted improperly in terminating its contract with Eagerquest for the distribution of the Company's products in the territories of Hong Kong and China and that the Company's actions illegally damaged Eagerquest. The Company believes that its actions were within its rights under its contract with Eagerquest and that the allegations are without merit. The Company intends to defend itself vigorously in this action and that the outcome will not have a material adverse affect on the Company's financial situation or business prospects.

    Other than the above, there are currently no material pending legal proceedings against the Company or any of its subsidiaries. The Company operates in an environment, however, where litigation may occur in the course of its normal business operations. In the complex and volatile industry in which the Company operates, disputes, litigation, regulatory proceedings and other actions are a necessary risk of doing business. There can be no assurance that the Company will not participate in such legal proceedings and that the costs and charges will not have a material adverse impact on the Company's future success.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth information as of February 28, 1998, regarding the directors and executive officers of the Company:

NAME                                      AGE                                    POSITION
------------------------------------      ---      ---------------------------------------------------------------------

Scott R. Broomfield.................          41   President and Chief Executive Officer (Principal Executive Officer),
                                                     Chairman of the Board of Directors

John W. Bowman......................          43   Senior Vice President, Finance and Operations and Chief Financial
                                                     Officer (Principal Financial Officer)

Michael Moore.......................          60   Senior Vice President, World Wide Sales

Kathy Lane..........................          55   Senior Vice President, Marketing

Ann Bontatibus......................          53   Vice President, Technical Services and Support

Lionel Carrasco.....................          35   Vice President, Business Development

John Griffin........................          50   Vice President, European Operations

Richard Lucien......................          40   Vice President, Corporate Controller
                                                     (Principal Accounting Officer)

Samuel M. Inman, III(1).............          47   Director

Jack King(2)........................          64   Director

Phillip Koen, Jr.(2)(1).............          46   Director

Peter Micciche(2)...................          44   Director

William D. Nicholas(1)..............          49   Director

Earl M. Stahl.......................          43   Director

------------------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

    Mr. Broomfield has served as Chief Executive Officer and a director of the Company since December 1997 and Chairman of the Board of Directors and Chief Executive Officer since February 1998. Prior to joining the Company, Mr. Broomfield was a principal with the firm of Hickey & Hill Incorporated ("Hickey & Hill") from February 1993 to December 1997, advising companies needing operational and financial restructuring. In this capacity, Mr. Broomfield assisted companies with executive management, strategy, operational and financial restructuring, business planning and business development. Prior to joining Hicky & Hill, Mr. Broomfield held senior management positions at Trilogy Systems, Inc., and Digital Equipment Corporation. Mr. Broomfield has a BS in psychology from Azusa Pacific University and an MBA, from Santa Clara University.

    Mr. Bowman has served as Chief Financial Officer of the Company since December 1997. Prior to joining the Company Mr. Bowman also served as a principal with the firm of Hickey & Hill from July 1997 to December 1997 where he assisted companies with executive management, strategy, operational and financial restructuring, business planning and business development. Prior to joining Hicky & Hill, Mr. Bowman was President of Country Club Foods, Inc. from November 1995 through June 1997 and from February 1992 through November 1995 served as Vice President of Finance for Speckels Sugar Co., Inc. Prior to this, from 1978 through 1992, Mr. Bowman held various senior financial management positions at Unisys Corporation. Mr. Bowman holds a BS in Business Management from San Diego State University and an MBA in Finance from the University of California, Berkeley.

    Mr. Moore joined the Company in January 1997 and served as Sr. Vice President of Sales for the Intercontinental Region from January 1997 through October 1997 and Senior Vice President, Worldwide

Sales since that time. Prior to joining the Company, Mr. Moore served in several senior sales management positions at Tandem Computer Corporation, including VP, Western US Operations, VP, Intercontinental Division, and VP, Worldwide Sales Operations, from 1981 until 1995. Prior to joining Tandem, Mr. Moore held sales management positions for both Honeywell Information Systems and Durango Systems. Mr. Moore holds a BA degree in Political Science from Long Beach State University, CA.

    Ms. Lane has served as Senior Vice President of Marketing since joining the Company in December 1997. Prior to this, Ms. Lane served as Vice President, Marketing for Harman Interactive from June 1994 until May 1997 when the company was sold to Intel. Prior to that, from September 1993 through June 1994, Ms. Lane founded and served at NewMedia Ware. From June 1991 through June 1993 Ms. Lane served as President, Professional Division at Chipsoft, (which was later acquired by Intuit, a leading provider of accounting and tax software for the desk-top). Prior to this, Ms. Lane served as CEO of Softview from September 1988 through June 1991 and in executive and senior marketing roles at several software and related companies, including Dataquest, a market research firm, and was elected to and chaired the Marketing Special Interest Group for the Software Publishers Association for four years. Ms. Lane received a B.S. in Business Administration from Fort Hays State College in Kansas.

    Ms. Bontatibus began her tenure at Centura Software Corporation in January, 1994 as Director of Professional Services and was promoted to the position of Vice President, Worldwide Services and Support in March 1997. Prior to joining Centura, from 1987 until January 1994, Ms. Bontatibus held the position of Director, Field Services at Ingres Corporation, a software company that developed and marketed the Ingres database and 4GL development tools. Prior to this Ms. Bontatibus held senior project management and consultant positions at Amdahl, Chevron and IBM. Ms. Bontatibus holds a B.S. degree in Accounting from New York University.

    Mr. Carrasco has served as Vice President, Business Development since November 1997. Mr. Carrasco joined the Company in June 1996 and served in various Senior Product Management positions from June 1996 until November 1997. Prior to joining the Company, from September 1995 until June 1996, Mr. Carrasco served as Chief Executive Officer and Chief Technical Officer of Ingenieria de Soluciones in Mexico City, a company that builds custom sized software applications and development tools. Prior to this, Mr. Carrasco was Chief Executive Officer and Chief Technical Officer of ISSA, a distribution partner of the Company in Mexico and was co-founder of Centura de Mexico, the Company's wholly owned subsidiary in Mexico. Mr. Carrasco brings several years of professional experience including working as an international consultant for the United Nations, and in various countries as an evangelist for new technologies. Mr. Carrasco's most important enterprise to date is ISOL, which is internationally recognized by Microsoft as one of the most valuable and technically capable software houses in Latin America. Currently, Mr. Carrasco is a member of the Board of Directors of two software houses in Mexico. Mr. Carrasco obtained his bachelors degree in History from the National School of Anthropology and History in Mexico in 1985 and his masters degree in Computer Science from the Arthuro Rosembluet Foundation in 1987.

    Mr. Griffin has served as Vice President and Managing Director for Europe at Centura Software Corporation since January 1, 1998. Mr. Griffin joined the Company in January 1997 and served as Managing Director, Northern Europe Region through December 1997. Prior to joining the Company, Mr. Griffin was Managing Director at BMC Software Limited from 1985 until 1995. He held various management positions at IBM UK Limited from 1970 to 1985. Mr. Griffin holds a Bachelor of Arts in Economics and Law from Keele University.

    Mr. Lucien has served as Vice President, Corporate Controller since joining the Company in December 1997 and served as a consultant to the Company from July 1997 through December 1997. Prior to joining the Company, Mr. Lucien was Corporate Controller at Berkeley Systems, Inc., a software games and entertainment company, from February 1996 through June 1997 and was Director of Corporate Reporting at Spectrum HoloByte, Inc., a software games and entertainment company, from July 1994 through February 1996. Prior to this, Mr. Lucien served in the International Consulting Practice of Tohmatsu & Co., the Japanese affiliate of Delloitte, Touche, Tohmatsu, International, in Osaka, Japan, from July 1991 through March 1994. Prior to this, Mr. Lucien served in various financial management positions at Nellcor, Inc., a manufacturer of non-invasive medical instruments from June 1987 through 1990. Mr Lucien began his professional career at Touche Ross & Co. in January 1985 and holds a B.S. degree in business administration from California State University, Hayward.

    Mr. Inman served as Chairman of the Board of Directors from September 1996 until February 1998 and as President and Chief Executive Officer (Principal Executive Officer) from December 1995 until December 1997, and President and Chief Operating Officer from April 1995 until November 1997. Prior to joining the Company, from March 1993 until April 1995, Mr. Inman served as President and Chief Operating Officer of Ingram Micro Inc., the largest microcomputer products distributor worldwide, where he was responsible for overseeing and managing Ingram's U.S. operations. Prior to joining Ingram, Mr. Inman, a 21-year veteran of IBM, served as President of IBM's Personal Computer Company for the Americas. He is a graduate of Purdue University, where he earned a B.S. degree in mathematics.

    Mr. King has served on the Company's Board of Directors since December 1997. Mr. King has been President and CEO of Zitel Corporation, a company specializing in Year 2000 software conversion consulting, systems integration and "intelligence-based" technology solutions, since November 1986. Prior to joining Zitel, Mr. King has held key executive and senior management positions at Dynamic Disk, Data Electronics, Memorex and Xerox Corporation. Mr. King holds a B.S. in Industrial Management from San Diego State University.

    Mr. Koen has has served on the Company's Board of Directors since December 1997. Mr. Koen has served as Senior Vice President, Finance and Chief Financial Officer of PointCast Corporation since June of 1997. Prior to this Mr. Koen served as Chief Financial Officer of Etec Systems from December 1993 until June 1997. Prior to that he was the Vice President of Finance, and then the Chief Financial Officer at Levelor Corporation from April 1989 to December 1993. Mr. Koen holds a B.A. in Economics from Claremont Mens College and an M.B.A in General Management from the University of Virginia.

    Mr. Micciche has served as a member of the Board of Directors since February 1998. Mr. Micciche has been President and CEO of SceneWare Corporation since September 1994. Prior to that he was Vice-President and General Manager, North America at The ASK Group from December 1992 until May, 1993, and was President of Cognos Corporation from December 1989 through December 1992. Mr. Micciche graduated from Boston College with a Bachelor of Science in Accounting and from Suffolk University with an MBA in Finance.

    Mr. Nicholas has served as a member of the Board of Directors since February 1998 and has been associated with Crossroads Capital Partners, LLC since June 1997. Prior ot this he was President of Integrated Consulting Solutions, Inc. from January 1994 through June 1997. From March 1981 until January 1994 Mr. Nicholas served as a Partner in the Information & Technology Group of Ernst & Young. Mr. Nicholas received a Bachelor of Arts in Mathematics from LaSalle University, holds a Bachelor of Science in Accounting from St. Joseph's University, and obtained a Masters in Business Administration from Villanova University. Mr. Nicholas is a Certified Public Accountant (CPA) and a Certified Data Processor (CDP).

    Mr. Stahl, served as Chief Technology Officer and Senior Vice President for the products organization at Centura Software Corporation from April 16, 1995 until December 1997. Mr. Stahl joined Centura in 1988 and has held various key positions within the company's development organization, including spearheading the company's client/server tools development effort. Mr. Stahl has more than 20 years of industry experience, which includes product development and support on mainframe, minicomputers, and PC systems. He holds a B.S. in computer science from San Diego State University and has previously managed development projects at Bell Northern Research, Dest Corporation, and VisiCorp. Mr. Stahl is currently Vice President of Engineering for DataMind Corporation.

    The Board of Directors elects the Company's officers and such officers serve at the discretion of the Board of Directors of the Company. There are no family relationships among the officers or directors of the Company.

ITEM 2. PROPERTIES

    The Company leases approximately 48,000 square feet of office, development and warehousing space in facilities in Redwood Shores, California.

    As of December 31, 1997, the Company also has offices in the metropolitan areas of Atlanta, Chicago, Dallas, Los Angeles, New York, Washington, D.C., Bruetten (Switzerland), Duesseldorf, Leuven (Belgium), London, Sydney (Australia), Mexico City, Milan, Maarssen (The Netherlands), Munich, Paris, and Vienna. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

    On September 17, 1997, Technology Venture (Software) Holdings Limited, formerly known as Eagerquest Investments Limited ("Eagerquest") filed suit against the Company in the United States District Court for the Central District of California alleging that the Company acted improperly in terminating its contract with Eagerquest for the distribution of the Company's products in the territories of Hong Kong and China and that the Company's actions illegally damaged Eagerquest. The Company believes that its actions were within its rights under its contract with Eagerquest and that the allegations are without merit. The Company intends to defend itself vigorously in this action and that the outcome will not have a material adverse affect on the Company's financial situation or business prospects.

    As of December 31, 1997, to the best of the Company's knowledge there were no other pending actions, potential actions, claims or proceedings against the Company that could result in potential damages in excess of $50,000. As noted in the "Legal Proceedings" section under "Risk Factors" above, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

    No matters were submitted to a vote of the Company's shareholders during the fiscal quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

    The Company's common stock is quoted on The Nasdaq SmallCap Market (the "SmallCap Market") under the trading symbol "CNTR". The following table sets forth, for the periods indicated, the quarterly high and low sale prices per share of the Company's common stock. The Company's common stock began trading on The Nasdaq National Market ("Nasdaq") on February 5, 1993 under the trading symbol "GPTA". At December 31, 1997 the Company did not meet the Nasdaq minimum tangible net worth requirements for continued listing. On January 13, 1998, the Company was notified that effective January 15, 1998, the Company's shares were to be listed on the SmallCap Market and that continued listing on the SmallCap Market was contingent upon meeting all continued listing standards adopted by the National Association of Securities Dealers (the "NASD"), effective February 27, 1998. At February 27, 1998, including, on a pro-forma basis, the effect of the Agreements and the Private Placement, the Company had met all the SmallCap Market continued listing requirements as required by the NASD. Continued listing of the Company on the SmallCap Market is predicated on continuing to meet the listing requirements adopted by the NASD.

                                                                               HIGH        LOW
                                                                             ---------  ---------
1997
  First Quarter............................................................  $   5.125  $   2.875
  Second Quarter...........................................................      3.625      1.313
  Third Quarter............................................................      3.125      1.438
  Fourth Quarter...........................................................      2.719      1.063
1996
  First Quarter............................................................  $   7.125  $   5.563
  Second Quarter...........................................................      6.750      4.688
  Third Quarter............................................................      5.625      4.375
  Fourth Quarter...........................................................      4.750      2.750

    The Company has not paid any cash dividends. The Company currently does not anticipate paying any cash dividends in the foreseeable future.

    As of February 28, 1998, there were approximately 1,036 shareholders of record (not including beneficial holders of stock held in street name) of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The statements of operations data for the years ended December 31, 1997, 1996 and 1995 and the balance sheets data at December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those consolidated financial statements and the notes thereto, which have been audited by Price Waterhouse, LLP, independent accountants, whose report is included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data at December 31, 1995, 1994 and 1993 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical earnings per share data has been restated to reflect the adoption of Statement of Financial Accounting Standard No. 128, "Earnings per Share." The pro-forma balance sheet data for 1997 is unaudited.

              SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                               ---------  ---------  ---------  ---------  ---------
Net Revenues:
  Product....................................  $  40,714  $  45,452  $  49,408  $  46,134  $  41,655
  Service....................................     17,232     17,781     16,306     10,398      5,820
                                               ---------  ---------  ---------  ---------  ---------
Net Revenues.................................     57,946     63,233     65,714     56,532     47,475
Cost of revenues.............................     12,218     14,578     19,640     17,146     11,407
                                               ---------  ---------  ---------  ---------  ---------
Gross Profit.................................  $  45,728  $  48,655  $  46,074  $  39,386  $  36,068
Operating income (loss)......................  $   1,230  $   2,484  $ (42,993) $ (32,981) $  (1,858)
Net income (loss)............................  $    (649) $   2,027  $ (44,079) $ (31,841) $  (1,908)
Basic net income (loss) per share(3).........  $   (0.04) $    0.15  $   (3.62) $   (2.66) $   (0.17)
Basic weighted average common shares(3)......     15,439     13,231     12,175     11,957     11,411
Diluted net income (loss) per share(3).......  $   (0.04) $    0.15  $   (3.62) $   (2.66) $   (0.17)
Diluted weighted average common shares(3)....     15,439     13,380     12,175     11,957     11,411

                   SELECTED CONSOLIDATED BALANCE SHEETS DATA
                                 (IN THOUSANDS)

                                                        YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                                  1997       1996       1995       1994       1993
                                                ---------  ---------  ---------  ---------  ---------
                                      1997
                                   -----------
                                   PRO-FORMA(1)
Working Capital (Deficit)(2).....   $  (4,250)  $ (18,232) $ (15,616) $ (25,604) $     599  $  40,919
Total Assets.....................      30,070      28,200     36,705     48,104     58,161     72,372
Long-term Obligations............         856         856     12,188     11,744      1,939        477
Shareholders' Equity (Deficit)...   $   4,028   $  (9,954) $ (16,923) $ (24,057) $  18,670  $  49,223

------------------------------

(1) The December 1997 Pro-forma balances reflect adjustments to the December 31, 1997 balances for the conversion of the CA Note, plus accrued interest and a private placement of common stock which were completed on February 27, 1998. The balance of the CA Note plus accrued interest was approximately $12,112,000 at December 31, 1997 and gross proceeds from the Private Placement were $2,470,000. Transaction costs associated with both the sale and conversion of the CA Note and the Private Placement are estimated to be approximately $600,000. See Note 13 to the Consolidated Financial Statements.

(2) Working Capital (Deficit) includes deferred revenue of $14,618,000, $21,891,000, $28,800,000, $21,879,000 and $12,261,000 at December 31, 1997,
    1996, 1995, 1994 and 1993, respectively.

(3) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted common shares and equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of the financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto, as well as "Risk Factors" included in this Annual Report on Form 10-K.

OVERVIEW

    The Company commenced operations in 1984 and provides a suite of products application developers use to build and deploy business applications in a cost effective manner. Centura products include an embedded database that scales from Smart Cards to the Web, and object oriented application development tools. Centura products are designed to be deployed in both thin- and fat-client environments, using business logic objects that can be reused in multi-tier architectures in distributed environments. The Company's product lines include an embedded database, (SQLBASE), application development tools, (CENTURA TEAM DEVELOPER, THE 32-BIT VERSION OF SQLWINDOWS, AND CENTURA NET.DB) and PC to mainframe connectivity products (SQLHOST). These products are expected to constitute the majority of the Company's net revenues for the foreseeable future. The Company cannot accurately predict the exact timing of new product releases or enhancements. Any failure to deliver products as scheduled, or such products' failure to achieve early market acceptance, could have a material adverse effect on the business, operating results and financial condition of the Company. The Company distributes its products in the United States and internationally through a corporate sales organization consisting of the Company's internal sales force complimented by marketing arrangements with vertical software partners, hardware original equipment manufacturers and systems integrators, and a channel sales organization consisting of value-added resellers and distributors. See "Item 1. Business--Risk Factors--New Product Risks; Rapid Technological Change," "--Highly Competitive Markets", "--Market Acceptance of PC Client/Server Systems" and "--Internet Software Market".

    The Company has experienced in the past and may in the future continue to experience significant fluctuations in quarterly operating results. The Company reported a loss of $0.6 million for fiscal year 1997, a profit of $2.0 million for 1996, and a loss of $44.1 million for 1995. Beginning in the fourth quarter of 1997, the Company refocused and restructured its operations to leverage its core technological competencies into next generation products, which include embeddable databases and continue to embrace object oriented application development and both thin- and fat-client environments. With the addition of CENTURA NET.DB, the Company's products now provide a comprehensive architecture for the development and deployment of information systems and applications from a host environment, through two-tier client/server and SQL databases, to the multi-tier environment of the World Wide Web. The Company recognized total restructuring charges of $1.0 million in 1997 and approximately $5.4 million in 1995. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. Many of the Company's product licensing arrangements are subject to revenue recognition on a per-unit deployed basis as the Company's deferred obligation to its customers is gradually extinguished. Revenue recognition in such cases is therefore dependent upon the business activities of the Company's customers and the timely and accurate reporting of such activities to the Company, which makes predictability of the related revenue extremely uncertain. Although the Company has operated historically with little or no backlog of traditional boxed product shipments, it has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results during such quarters. It has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has also experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition.

To the extent that the Company's expenses exceed expected revenues in any fiscal period, its business, operating results and financial condition could be materially and adversely affected. Due to the foregoing factors, it is likely that the Company's operating results may, during any fiscal period, fall below the expectations of securities analysts and investors. See "Part I, Item 1. Business, Risk Factors--Recent Company Losses; Fluctuations in Quarterly Results."

RECENT DEVELOPMENTS

    SALE AND CONVERSION OF NOTE PAYABLE. In February 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12.3 million, payable to CA (the "CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares"). In February 1998, in connection with the Agreements, the Company entered into a Warrant Purchase Agreement with CA wherein the Company sold and issued to CA, at an issuance price of $.001 per share, a warrant to purchase 500,000 shares of the Company's common stock. The warrant is exercisable at $1.906 per share and expires on February 28, 2003.

    PRIVATE PLACEMENT. Also in February 1998, pursuant to the terms of Stock Purchase Agreements, the Company completed a private placement of 2,330,191 shares of the Company's common stock (the "Private Placement"), resulting in net proceeds to the Company, after deducting estimated transaction costs, of approximately $1.9 million. Under the terms of the Stock Purchase Agreements, the Company has agreed to register the shares, issued pursuant to the Stock Purchase Agreements under the Securities Act of 1933, no later than May 29, 1998. In connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock. The warrants are exercisable at $1.25 per share and expire on February 28, 2003. Also, in consideration of services rendered in connection with the Private Placement, the Company issued to Rochon Capital Group, Ltd. Warrants to purchase 354,717 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Warrants"). The Rochon warrants expire on February 27, 2003. Transaction costs associated with both the Agreements and the Private Placement are estimated to be approximately $0.6 million. See Note 13, of Notes to The Consolidated Financial Statements.

    The Company had, on a pro-forma basis, including the effect of the Agreements and the Private Placement, deficit working capital of $4.3 million and net shareholders equity of $4.0 million at December 31, 1997.

    In addition, at December 31, 1997 the Company did not meet the Nasdaq minimum tangible net worth requirements for continued listing on the Nasdaq National Market. On January 13, 1998, the Company was notified that effective January 15, 1998, the Company's shares were to be listed on The Nasdaq SmallCap Market (the "SmallCap Market") and that continued listing on the Small Cap Market was contingent upon meeting listing standards adopted by the NASD, effective February 27, 1998. At February 27, 1998, including, on a pro-forma basis, the effect of the Agreements and the Private Placement, the Company had met all SmallCap Market listing requirements as required by the NASD. Continued listing on the SmallCap Market is predicated on the Company continuing to meet the listing requirements adopted by the NASD.

RESULTS OF OPERATIONS

    The following table sets forth consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1997         1996         1995
                                                                     -----------  -----------  -----------
Net revenues:
  Product..........................................................          70%          72%          75%
  Service..........................................................          30           28           25
                                                                            ---          ---          ---
    Net revenues...................................................         100          100          100

Cost of revenues:
  Product..........................................................           8            8           14
  Service..........................................................          13           15           16
                                                                            ---          ---          ---
    Cost of revenues...............................................          21           23           30
                                                                            ---          ---          ---
      Gross profit.................................................          79           77           70
                                                                            ---          ---          ---
Operating expenses:
  Sales and marketing..............................................          45           46           65
  Research and development.........................................          17           17           22
  General and administrative.......................................          12           10           17
  Acquisition expense..............................................           1            1       --
  Litigation expense...............................................          --           (1)          23
  Restructuring expense............................................           2       --                8
                                                                            ---          ---          ---
    Total operating expenses.......................................          77           73          135
                                                                            ---          ---          ---
      Operating income (loss)......................................           2            4          (65)
Other income (expense), net........................................          (3)      --           --
Provision for income taxes.........................................      --                1            2
                                                                            ---          ---          ---
Net income (loss)..................................................          (1)%          3%         (67)%
                                                                            ---          ---          ---
                                                                            ---          ---          ---
Gross Margins:
  Gross margin on product revenues.................................          88%          89%          82%
  Gross margin on service revenues.................................          57%          46%          34%

    NET PRODUCT REVENUES. Net product revenues for 1997 decreased 10% to $40.7 million from $45.5 million in 1996 primarily due to decreased sales of SQLWINDOWS. Customers continued to migrate from the 16-bit to the 32-bit environment offered by the CENTURA TEAM DEVELOPER product, which partially offset the decline in SQLWINDOWS sales. Sales of the Company's SQLBASE products increased to $24.5 million or 60% of net product revenues in 1997 from $23.8 million or 52% of net product revenues in 1996. The CENTURA TEAM DEVELOPER product line, released in May 1996, accounted for $10.7 million or 26% of net product revenues for 1997 compared with $8.5 million or 19% of net product revenues in 1996. Net product revenues for 1996 decreased 8% from $49.4 million in 1995 primarily due to decreased sales of SQLWINDOWS. Sales of SQLBASE products in 1996 decreased slightly from $24.8 million or 50% of net product revenue in 1995. Sales of other tools and connectivity software accounted for $5.5 million or 14%, $13.1 million or 29% and $4.0 million or 8% of net product revenues for 1997, 1996 and 1995, respectively. International revenue accounted for 63%, 67% and 66% of total net product revenues for 1997, 1996 and 1995, respectively.

    NET SERVICE REVENUES. Net service revenues decreased 3% to $17.2 million in 1997 from $17.8 million in 1996. The Company believes the decrease corresponds to the overall decrease in net product revenues experienced in 1997, partially offset by renewals of customer support and service agreements from prior years. Net service revenues increased in 1996 from $16.3 million in 1995 due primarily to a larger installed customer base, inception of a group focusing on sales of license maintenance and telephone support and marketing programs designed to encourage customers to reinstate support. License maintenance and telephone support contracts are typically paid in advance, and revenue is recognized ratably over the term of the contract. International service revenues accounted for 46%, 41% and 46% of total net service revenues for 1997, 1996 and 1995, respectively.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company currently intends to adopt for transactions entered into in the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance on recognizing revenue for software transactions and supersedes SOP 91-1, "Software Revenue Recognition". The Company believes that the adoption of SOP 97-2 will not have a significant impact on its current licensing or revenue recognition practices.

    COST OF PRODUCT REVENUES. Cost of product as a percentage of product revenues was 12%, 11% and 18% for 1997, 1996 and 1995, respectively. In December 1995, the Company completed a financial restructuring which included a decision to consolidate all warehouse and manufacturing functions into a single new vendor. This resulted in a non-recurring charge against cost of revenues for an estimated write-off of raw materials of approximately $0.6 million and led to a more efficient production process which contributed to the reduced cost of product in 1997 and 1996 from 1995 levels. Cost of product includes the cost of subcontracted production and the amortization of capitalized software. Cost of product varies significantly by distribution channel. Channel sales typically involve sales of packaged products and, as a result, generally have higher costs of production than embedded applications or large scale deployment sales, which generally involve software reproduction licenses.

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the amortization software purchased from third parties, increased to $2.7 million in 1997 from $1.6 million in 1996. Amortization of capitalized software costs, including one time charge to write-off capitalized software, were $2.2 million in 1995. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

    COST OF SERVICE REVENUES. Cost of service revenues, as a percentage of service revenues, decreased to 43% in 1997 from 54% in 1996 and 66% in 1995. Cost of service consists primarily of personnel costs related to maintenance, training and technical support. In December 1995 and August 1997, the Company completed operational restructurings which encompassed outsourcing certain support functions. The outsourcing activities enabled a lower infrastructural cost of service while maintaining adequate levels of support. It is likely that the Company will increase the levels of technical service in 1998 and as such, the cost of service as a percentage of service revenues may also increase, to the extent that service revenues do not grow at the same rate.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses, consisting principally of salaries, sales commissions and costs of advertising and marketing campaigns, decreased 10% to $26.2 million in 1997 from $29.1 million in 1996. In 1996, sales and marketing expenses decreased 32% from $42.9 million in 1995. Sales and marketing expenses represented 45%, 46% and 65% of net revenues in 1997, 1996 and 1995, respectively. The decrease in sales and marketing expenses in 1997 was due to reductions in staffing, including the elimination of portions of the field sales organization which were focussed on the Foresite product which the Company discontinued in the fourth quarter of 1997. The decrease in sales and marketing expenses in 1996 as compared with 1995 related to the elimination of the telebusiness product sales organization and the reduction of marketing staff and programs with the objective of targeting marketing at enterprise client/server solution providers.

    RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized internal software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Gross research and development expenses......................  $  10,742  $  12,897  $  16,662
Capitalized internal software development costs..............     (1,018)    (1,865)    (2,242)
                                                               ---------  ---------  ---------
Net research and development expenses........................  $   9,724  $  11,032  $  14,420
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
As a percentage of net revenues:
  Gross research and development expenses....................         19%        20%        25%
  Net research and development expenses......................         17%        17%        22%

    Research and development expenses decreased 12% to $9.7 million in 1997 from $11.0 million in 1996. The decrease reflects a reduction in staffing and associated continuing engineering costs required to develop new products in 1997. The Company anticipates that development costs will increase in 1998 as the Company expands its efforts to leverage core technologies into next generation products. Research and development expenses in 1995 reflected a $3.4 million write-off of previously capitalized software development costs in conjunction with the Company's restructuring efforts in that year. After accounting for this one-time charge, research and development expenses were essentially flat in 1996 as compared with 1995. The Company believes that the development of new products and the enhancement of existing products, are essential to its continued success, and the Company intends to continue to devote substantial resources to new product development.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 5% to $7.0 million in 1997 from $6.7 million in 1996, due principally to increases in costs to retain key personnel, offset by staffing reductions in the second half of 1997. General and administrative expenses were $11.0 million in 1995 which included an approximate $1.3 million one time charge for accounting and professional fees for re-audits of the 1993 and 1994 fiscal year financial statements and the audit of the 1995 fiscal year financial statements. These expenses represented 12%, 10% and 17% of net revenues in 1997, 1996 and 1995, respectively. In 1995 and 1997, the Company completed operational restructuring which included staff reductions and the abandonment of certain MIS projects which led to reduced general and administrative expenses in 1996 as compared with 1995. See: --Year 2000 Issue.

    LITIGATION SETTLEMENT--CLASS ACTION LAWSUIT. (See Note 7 of Notes to Consolidated Financial Statements). The Company reached a binding settlement agreement with plaintiffs' counsel in a lawsuit filed against the Company and certain of its officers and directors by a holder of the Company's common stock and gained court approval of the settlement agreement on September 30, 1996. As part of the settlement, the Company agreed to provide up to a maximum of 2,500,000 shares of its common stock to a fund to be distributed among the members of the plaintiff class. As of December 31, 1997, 2,500,000 shares have been issued and distributed under the settlement agreement and no additional shares are required to be issued. The 1995 Consolidated Financial Statements include $15.3 million in litigation expense arising from the settlement agreement and associated legal expenses.

    ACQUISITION EXPENSES. On January 6, 1997, in an effort to expand its product offerings in areas complimentary with the Company's core products, technology and Internet applications, the Company entered into a definitive agreement to acquire Infospinner, Inc. (Infospinner) of Richardson, Texas (the "Merger Agreement"). The Company did not obtain the majority vote of its shareholders required for the approval of the proposed merger, and as such, Infospinner elected to exercise its right, pursuant to the Merger Agreement, to terminate the transaction. In connection with the Merger Agreement, the Company entered into a non-exclusive distribution agreement with Infospinner which was subsequent terminated. See "Restructuring expenses."

    RESTRUCTURING EXPENSES. Beginning in the second half of 1997, the distribution agreement with Infospinner terminated and the Company restructured its operations to leverage its core technological competencies into next generation products, which include embeddable databases and development tools that continue to embrace object oriented development and both thin- and fat-client environments. In 1997 the Company incurred charges related to its restructuring efforts in the amount of approximately $1.5 million, which included the write-off of prepaid distribution royalties in connection with the termination of the Infospinner distribution agreement and severance costs, offset by the reversal of approximately $0.5 million in existing restructuring reserves, originally recorded in 1995. The results of operations for 1996 include the reversal of $0.2 million of restructuring reserves due to a change in estimated employee reduction costs. In 1995 the Company incurred restructuring costs of $5.0 million related primarily to severance, write-offs of purchased technology and prepaid license fees, facilities charges associated with early termination of leases and cancellations of distributor agreements. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to achieve consistent levels of profitability on a quarterly or annual basis. In addition, there can be no assurance that the Company's management will not deem it appropriate to undertake other major restructuring efforts in the future or to what degree any of these efforts will result in improved operational performance, if at all. See "Item I Business--"Company Strategies" and "--Risk Factors--Change in Strategic Direction: Restructuring" and "--New Product Risks; Rapid Technological Change."

    In addition to the restructuring charges detailed above, the Company took certain one-time charges that were reflected in its 1995 operating results. These charges included $1.3 million in accounting and related professional fees for audits of the 1995, 1994 and 1993 financial statements, charged to general and administrative expense; a $3.4 million write-off of capitalized software development expense, charged to research and development; and $0.6 million in liquidation of inventories, charged to cost of revenues.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, interest expense and gains or losses on foreign currency transactions. The Company's gains or losses from foreign currency transactions have fluctuated from period to period, primarily as a result of fluctuating values of the U.S. dollar and instability in European and Latin American currency markets. The Company recorded a foreign currency loss of approximately $1.0 million in 1997, principally due to the decline in the value of certain European currencies in the first quarter of 1997. The Company recorded a foreign currency gain of $0.2 million in 1996 and a loss of $0.4 million in 1995. The Company expanded its hedging program in the second half of 1997 in an effort to hedge up to a targeted 90% of its exposure to foreign currency fluctuation. The costs of currency hedging are reflected in the reported gains and losses of foreign currency transactions. The Company anticipates that it will continue the hedging program in 1998. Nonetheless, a decrease in the value of foreign currencies relative to the value of the U.S. dollar could result in losses from foreign currency transactions. The Company's net interest expense was $0.8 million in 1997 and $0.2 million in 1996 and the Company had net interest income of $0.4 million in 1995. The decrease in interest income and the increase in interest expense over these periods is due principally to the decrease in cash available for investment.

    Sales of the Company's products are denominated both in local currencies of the respective geographic region and in U.S. dollars, depending upon the economic stability of that region and locally accepted business practices. Accordingly, any increase in the value of the U.S. dollar relative to local currencies in these markets may negatively impact revenues, results of operations and financial condition. An increase in the relative value of the U.S. dollar would serve to increase the relative foreign currency cost to the customer of a U.S. dollar denominated purchase, which may negatively affect the Company's sales in those markets. The U.S. dollar value of a sale denominated in a region's local currency decreases in proportion to relative increases in the value of the U.S. dollar.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $0.1 million in 1997, $0.5 million in 1996 and $1.1 million in 1995. The provision for income taxes related primarily to foreign withholding taxes. As of December 31, 1997, the Company had net operating loss carryforwards of approximately $70.2 million available to offset future federal taxable income and $30.8 million available to offset future state taxes, which expire in 2012. The availability and timing of these loss carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 1997, 1996 and 1995, the Company fully reserved its deferred tax assets due to the existence of uncertainty of the Company's ability to realize the deferred tax assets. The Company does not anticipate that recent developments, resulting in the issuance of approximately 13.7 million shares of common stock, will impair its ability to utilize net operating loss carryforwards available at December 31, 1997. See Note 8 and Note 13 of Notes to Consolidated Financial Statements and "--Recent Developments."

    YEAR 2000 ISSUE. The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation of mission critical applications. The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit year, as opposed to a four digit year. When the year 2000 begins these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Year 2000 Issue creates risk for the Company from unforeseen problems in its internal computer systems and from third parties with which the Company interacts. Such failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and to process and account for the transfer of funds electronically. Management has not completed its assessment of all of the potential Year 2000 compliance expenses and the related potential effect on the Company's earnings.

    INFLATION. The Company believes that inflation has not had a material impact on the Company's operating results and does not expect inflation to have a material impact on the Company's operating results in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

    At December 31, 1997, the Company had a deficit working capital position of approximately $18.2 million and a net shareholders deficit of approximately $10 million, due principally to deferred product and support revenue of $14.6 million, and a subordinated note, including accrued interest, in the amount of approximately $12.1 million.

    In February 1998, the Company entered into a series of transactions which resulted in the reduction of its working capital deficit to $4.3 million (deficit) and its net shareholders deficit to $4.0 million net shareholders equity, on a pro forma basis. See "--Recent Developments."

    The Company reached a binding settlement agreement with plaintiffs' counsel in a lawsuit filed against the Company and certain of its officers and directors by a holder of the Company's common stock and gained court approval of the settlement agreement on September 30, 1996. As part of the settlement, the Company agreed to provide up to a maximum of 2,500,000 shares of its common stock to a fund to be distributed among the members of the plaintiff class. As of December 31, 1997, 2,500,000 shares have been issued and distributed under the settlement agreement and no additional shares are required to be issued. See
Note 6 of Notes to Consolidated Financial Statements.

    The Company entered into an unsecured floating rate convertible subordinated note for $10.0 million (the "Note") and a related agreement with Computer Associates Inc. ("CA") (the "CA Agreement") in March 1995. The Note would mature on March 31, 1998 and could be convertible into common stock at the Company's option on May 1, 1998 for a number of shares based on the market price of the Company's common stock at the time of conversion if certain conditions had been met. Interest on the Note is calculated based on the one-month LIBOR plus 1.25% and was payable quarterly. At the Company's option interest payments could be deferred until the principal was due. Pursuant to the CA Agreement, the ability of the Company to convert the Note to common stock required the Company to maintain a minimum market capitalization of $40.0 million commencing on (and including) November 1, 1997, and continuing through the duration of the Note (the "Minimum Market Capitalization Requirement"). If the Company did not meet the Minimum Market Capitalization Requirement, the Company would lose the option to convert the Note into common stock, and all outstanding principal and interest would be due and payable on March 31, 1998.

    At December 31, 1997 the Company had approximately $6.0 million in unsecured foreign currency contracts, denominated in various European currencies, as part of a program to hedge the financial exposure arising from foreign denominated monetary assets and liabilities.

    The deferred product and support revenue of $14.6 million at December 31, 1997 reflects a delay in recognition of revenue in accordance with contractual agreements and requires minimal resources of the Company.

    Net cash used by operating activities was $3.3 million in 1997, $7.7 million in 1996 and $5.1 million in 1995. The use of cash in 1997 was due principally to decreases in deferred revenue and accounts payable and accrued liabilities, offset by depreciation and amortization and decreases in accounts receivable. In 1996, net income and increases in depreciation and amortization in 1996 were offset by decreases in accounts payable and accrued liabilities, litigation expense and deferred revenue. In 1995, increases in accrued litigation, depreciation and amortization, adjustments for capitalized software, deferred revenue, and provision for sales returns and allowances were offset by the net loss and the increase to accounts receivable. Inventories, which were located at the Company's third party turnkey vendor, decreased by $1.1 million in 1995. This decrease in 1995 was due in part to planned reductions of inventories and a consolidation of worldwide inventories into a single third party vendor location.

    Cash used in investing activities was $1.6 million in 1997, principally due to the purchase of equipment and capitalized software costs, partially offset by maturities of investments. Cash provided by investing activities was $4.6 million in 1996, principally due to maturities of investments offset by acquisition of property and equipment, and capitalization of software development costs. Cash used in investing activities of $2.7 million in 1995 was utilized for additions in the amount of $4.0 million of internally developed and purchased software and $3.1 million in additions to property and equipment, primarily computer and other capital equipment, partially offset by the sale of $5.4 million of short-term investments, net of purchases.

    Net cash provided by financing activities in 1997 and 1996 totaled $2.2 million and $0.2 million, respectively, primarily as a result of proceeds from short-term borrowings and issuance of common stock offset by repayment of the notes payable. Net cash provided by financing activities in 1995 totaled $10.5 million primarily as a result of the $10.0 million subordinated convertible debt financing by CA.

    The Company believes that expected cash flows from operations and existing cash balances, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next 12 months. The Company may, however, choose to raise cash for operational or other needs sometime in the future. If the Company needs further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to the Company's shareholders.

    The Company's capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to the Company's business, which the Company considers from time to time. The Company regularly evaluates such opportunities. Any such transaction, if consummated, may further reduce the Company's working capital or require the issuance of equity.

    In January 1998, the Company entered into a $5.0 million asset based loan facility with Coast Business Credit. The loan provides for borrowings of up to $5.0 million, secured by the Company's accounts receivable, combined with a $0.5 million capital equipment facility. The facility bears interest at a rate of 2.25% above the Bank of America Reference Rate, and provides for the ability to reduce interest costs based on the achievement of certain financial covenants. The facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. The facility replaces the Pacific Business Funding Corporation accounts receivable factoring agreement entered into by the Company in June 1997.

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

    In addition, because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders and ability to achieve anticipated revenue levels can cause significant variations in operating results from quarter to quarter. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company currently intends to increase its operating expenses to fund greater levels of sales and marketing operations and expand distribution channels. To the extent that such expenses proceed or are not subsequently followed by increased net revenues, the Company's business, operating results and financial condition could be materially and adversely affected.

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

    In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including factors listed in "Item 1. Business, --Risk Factors--Recent Company Losses; Fluctuations in Quarterly Results".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Centura Software Corporation:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 61 present fairly, in all material respects, the financial position of Centura Software Corporation at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

San Jose, California
February 10 , 1998, except as to Note 13
  which is dated February 27, 1998

                          CENTURA SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               PRO-FORMA
                                                              AT DECEMBER       DECEMBER 31,
                                                                  31,       --------------------
                                                                 1997         1997       1996
                                                             -------------  ---------  ---------
                                                              (UNAUDITED)
                                                               (NOTE 13)
                                             ASSETS
Current Assets:
  Cash and cash equivalents................................  $     5,844    $   3,974  $   6,669
  Short-term investments...................................           --           --      2,065
  Accounts receivable, less allowances of $1,621 and
    $2,826.................................................       11,744       11,744     13,574
  Inventories..............................................          259          259        216
  Other current assets.....................................        3,089        3,089      3,300
                                                             -------------  ---------  ---------
    Total current assets...................................       20,936       19,066     25,824
Property and equipment, at cost, net of accumulated
  depreciation.............................................        3,511        3,511      3,622
Capitalized software, at cost, net of accumulated
  amortization.............................................        2,573        2,573      4,226
Long-term investments......................................        1,263        1,263      1,221
Other assets...............................................        1,787        1,787      1,812
                                                             -------------  ---------  ---------
    Total assets...........................................  $    30,070    $  28,200  $  36,705
                                                             -------------  ---------  ---------
                                                             -------------  ---------  ---------
                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of long-term obligations.................  $        --    $  10,000  $     336
  Accounts payable.........................................        4,244        4,244      5,683
  Accrued compensation and related expenses................        1,521        1,521      2,484
  Short-term borrowings....................................        1,581        1,581         --
  Other accrued liabilities................................        3,013        5,125      4,313
  Accrued litigation expenses..............................          209          209      6,733
  Deferred revenue.........................................       14,618       14,618     21,891
                                                             -------------  ---------  ---------
    Total current liabilities..............................       25,186       37,298     41,440
Long-term debt, less current portion.......................           --           --     10,032
Other long-term liabilities................................          856          856      2,156
                                                             -------------  ---------  ---------
    Total liabilities......................................       26,042       38,154     53,628

Commitments and contingencies (Note 7)
Shareholders' equity (deficit):
  Preferred stock, no par value; 2,000 shares authorized;
    none issued............................................           --           --         --
  Common stock, par value $.01 per share; 60,000 shares
    authorized; 15,784 shares and 13,728 shares issued and
    outstanding (29,526 shares, pro forma).................       84,618       70,636     63,047
  Cumulative translation adjustment........................         (484  )      (484)      (513)
  Accumulated deficit......................................      (80,106  )   (80,106)   (79,457)
                                                             -------------  ---------  ---------
    Total shareholders' equity (deficit)...................        4,028       (9,954)   (16,923)
                                                             -------------  ---------  ---------
    Total liabilities and shareholders' equity (deficit)...  $    30,070    $  28,200  $  36,705
                                                             -------------  ---------  ---------
                                                             -------------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                 1997       1996        1995
                                                                               ---------  ---------  ----------
Net revenues:
  Product....................................................................  $  40,714  $  45,452  $   49,408
  Service....................................................................     17,232     17,781      16,306
                                                                               ---------  ---------  ----------
    Net revenues.............................................................     57,946     63,233      65,714
Cost of revenues:
  Product....................................................................      4,779      5,060       8,878
  Service....................................................................      7,439      9,518      10,762
                                                                               ---------  ---------  ----------
    Cost of revenues.........................................................     12,218     14,578      19,640
                                                                               ---------  ---------  ----------
      Gross profit...........................................................     45,728     48,655      46,074

Operating expenses:
  Sales and marketing........................................................     26,224     29,106      42,931
  Research and development...................................................      9,724     11,032      14,420
  General and administrative.................................................      6,990      6,667      11,043
  Acquisition expense........................................................        530        467          --
  Litigation expense.........................................................         --       (878)     15,323
  Restructuring expense......................................................      1,030       (223)      5,350
                                                                               ---------  ---------  ----------
    Total operating expenses.................................................     44,498     46,171      89,067
                                                                               ---------  ---------  ----------
      Operating income (loss)................................................      1,230      2,484     (42,993)
Other income (expense):
  Interest income............................................................        234        637       1,127
  Interest expense...........................................................     (1,039)      (831)       (701)
  Foreign currency gain (loss)...............................................     (1,012)       215        (439)
                                                                               ---------  ---------  ----------
Income (loss) before income taxes............................................       (587)     2,505     (43,006)
Provision for income taxes...................................................         62        478       1,073
                                                                               ---------  ---------  ----------
Net income (loss)............................................................  $    (649) $   2,027  $  (44,079)
                                                                               ---------  ---------  ----------
                                                                               ---------  ---------  ----------
Basic net income (loss) per share............................................  $    (.04) $    0.15  $    (3.62)
                                                                               ---------  ---------  ----------
                                                                               ---------  ---------  ----------
Basic weighted average common shares.........................................     15,439     13,231      12,175
                                                                               ---------  ---------  ----------
                                                                               ---------  ---------  ----------
Diluted net income (loss) per share..........................................  $    (.04) $    0.15  $    (3.62)
                                                                               ---------  ---------  ----------
                                                                               ---------  ---------  ----------
Diluted weighted average common shares.......................................     15,439     13,380      12,175
                                                                               ---------  ---------  ----------
                                                                               ---------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1997       1996        1995
                                                                                   ---------  ---------  ----------
Cash flows from operating activities:
  Net income (loss)..............................................................  $    (649) $   2,027  $  (44,079)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization................................................      5,390      5,311       6,252
    Adjustments to capitalized software development costs........................         --         --       3,360
    Issuance of stock warrants...................................................        103        165          --
    Provision for doubtful accounts, sales returns and allowances................        187        586       7,138
    Non-cash restructuring charges...............................................        166       (223)      2,205
    Changes in assets and liabilities:
      Accounts receivable........................................................      1,643     (1,986)     (4,978)
      Inventories................................................................        (43)         2       1,096
      Other current assets.......................................................       (429)      (301)        169
      Other assets...............................................................        (12)       (21)       (155)
      Accounts payable and accrued liabilities...................................     (2,416)    (4,189)      2,099
      Deferred revenue...........................................................     (7,273)    (6,909)      6,921
      Accrued litigation expense.................................................          9     (2,877)     14,328
      Other long-term liabilities................................................         --        742         546
                                                                                   ---------  ---------  ----------
        Net cash used in operating activities....................................     (3,324)    (7,673)     (5,098)

Cash flows from investing activities:
  Maturities of investments......................................................      2,065      8,748      19,812
  Purchases of investments.......................................................         --       (123)    (14,419)
  Proceeds from sale of property and equipment...................................         --        341          --
  Acquisitions of property and equipment.........................................     (2,253)    (1,262)     (3,115)
  Capitalization of software costs...............................................     (1,018)    (2,890)     (4,013)
  Capitalization of other intangibles............................................       (360)      (202)       (932)
                                                                                   ---------  ---------  ----------
        Net cash provided by (used in) investing activities......................     (1,566)     4,612      (2,667)

Cash flows from financing activities:
  Repayment of note payable......................................................       (368)      (327)       (305)
  Proceeds from notes payable....................................................         --         --      10,000
  Proceeds from short-term borrowings, net.......................................      1,581         --          --
  Repayment of capital lease obligations.........................................         --        (32)       (448)
  Proceeds from issuance of common stock, net....................................        953        587       1,300
                                                                                   ---------  ---------  ----------
        Net cash provided by financing activities................................      2,166        228      10,547
Effect of exchange rate changes on cash and cash equivalents.....................         29       (363)         52
                                                                                   ---------  ---------  ----------
Net increase (decrease) in cash and cash equivalents.............................     (2,695)    (3,196)      2,834
Cash and cash equivalents at beginning of period.................................      6,669      9,865       7,031
                                                                                   ---------  ---------  ----------
Cash and cash equivalents at end of period.......................................  $   3,974  $   6,669  $    9,865
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
Supplemental disclosure of cash flow information:
  Cash paid for income taxes.....................................................  $      60  $     154  $    1,183
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
  Cash paid for interest.........................................................  $     204  $      62  $      142
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           COMMON STOCK       CUMULATIVE
                                                       --------------------   TRANSLATION   (ACCUMULATED
                                                        SHARES     AMOUNT     ADJUSTMENT      DEFICIT)      TOTAL
                                                       ---------  ---------  -------------  ------------  ----------
Balances, December 31, 1994..........................     12,041  $  56,277    $    (202)    $  (37,405)  $   18,670
  Issuance of common stock under stock option
    plans............................................        243        397           --             --          397
  Issuance of common stock under Employee Stock
    Purchase Plan....................................         98        903           --             --          903
  Cumulative translation adjustment..................         --         --           52             --           52
  Net loss...........................................         --         --           --        (44,079)     (44,079)
                                                       ---------  ---------        -----    ------------  ----------
Balances, December 31, 1995..........................     12,382     57,577         (150)       (81,484)     (24,057)
  Issuance of common stock under stock option
    plans............................................        198        362           --             --          362
  Issuance of common stock under Employee Stock
    Purchase Plan....................................        100        225           --             --          225
  Issuance of common stock in relation to settlement
    of class action securities litigation............      1,048      4,718           --             --        4,718
  Issuance of stock warrants for 100,000 shares
    related to merger with InfoSpinner, Inc..........         --        165           --             --          165
  Cumulative translation adjustment..................         --         --         (363)            --         (363)
  Net income.........................................         --         --           --          2,027        2,027
                                                       ---------  ---------        -----    ------------  ----------
Balances, December 31, 1996..........................     13,728     63,047         (513)       (79,457)     (16,923)
  Issuance of common stock under stock option
    plans............................................        472        674           --             --          674
  Issuance of common stock under Employee Stock
    Purchase Plan....................................        132        279           --             --          279
  Issuance of common stock in relation to settlement
    of class action securities litigation............      1,452      6,533           --             --        6,533
  Issuance of stock warrants for 100,000 shares in
    connection with short-term borrowings............         --        103           --             --          103
  Cumulative translation adjustment..................         --         --           29             --           29
  Net loss...........................................         --         --           --           (649)        (649)
                                                       ---------  ---------        -----    ------------  ----------
Balances, December 31, 1997..........................     15,784  $  70,636    $    (484)    $  (80,106)  $   (9,954)
                                                       ---------  ---------        -----    ------------  ----------
                                                       ---------  ---------        -----    ------------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND RISK FACTORS:

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

    The Company has in the past experienced significant losses from operations, and as a result its liquidity and capital resources have declined. Management implemented measures which improved its operating results, including cost-cutting measures, new product introductions and refocused marketing and technological efforts on the Company's core competencies. However, the Company's future profitability is subject to certain risks, including competition from larger companies with greater financial resources, its ability to raise additional financing, if needed, its ability to retain key personnel and its ability to successfully develop, produce and market new products. Management believes that the recent measures combined with the introduction of new products and the refocus on core competencies has heightened the possibility of the Company to improve cash flow.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    FINANCIAL INSTRUMENTS. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments, and accounts receivable. At December 31, 1997, the Company's cash and cash equivalents include Money Market accounts and Certificates of Deposit. Cost approximates market value of the securities at December 31, 1997.

    The Company generally does not require collateral for its receivables and maintains reserves for potential credit losses.

    The Company accounts for investments under the Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 establishes standards for financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Each investment is classified into one of three categories: held-to-maturity, available-for-sale or trading. Investments which the Company

                          CENTURA SOFTWARE CORPORATION

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) has the intent and ability to hold until maturity are classified as held-to-maturity and are recorded at amortized cost.

    The Company enters into forward contracts to reduce the risks associated with foreign currency fluctuations on net assets denominated in foreign currencies. At December 31, 1997, the Company had $5,980,000 in forward contracts denominated in four European currencies; German Deutsche Marks, British Pounds Sterling, Netherland Guilders, and Italian Lire. At December 31, 1996 the Company had $400,000 forward contracts denominated in Mexican Pesos.

    The carrying value of all other financial instruments approximate their respective fair values. See Note 13, "Subsequent Events".

    INVENTORIES. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market, and consist principally of finished goods.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter.

    CAPITALIZED SOFTWARE DEVELOPMENT COSTS. The Company capitalizes internally generated software development costs and purchased software in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalization of internally generated software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as the time when a complete product is available. The Company makes an ongoing assessment of the recoverability of these costs which requires considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Internally generated software development costs capitalized were $1,018,000 and $1,865,000 for the years ended December 31, 1997 and 1996, respectively. The Company did not capitalize and purchased software in 1997 and capitalized $1,025,000 of purchased software in 1996.

    Amortization of all capitalized software costs begins when a product is available for general release to customers, and is computed separately for each product as the greater of (a) current gross revenue for a product to the total of current and anticipated gross revenue for the product, or (b) the straight-line method over the remaining estimated economic life of the product, up to three years. Amortization and adjustments are included in cost of product revenues and amounted to $2,671,000, $1,644,000 and $5,580,000, which included the write-off of $3,360,000 in previously capitalized development costs, for the years ended December 31, 1997, 1996 and 1995, respectively.

    FOREIGN CURRENCY TRANSACTIONS. The functional currency of each foreign subsidiary is the local currency. For these operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at a rate that approximates the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a separate component of shareholders' equity (deficit). Gains and losses from foreign currency-denominated transactions effected by the Company's U.S. operations are included in other income (expense).

    REVENUE RECOGNITION. The Company receives licensing fees from certain resellers (including original equipment manufacturers) under product licensing arrangements. Such fees are recorded as revenue as

                          CENTURA SOFTWARE CORPORATION

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) product is sold and reported to the Company by the reseller when ongoing significant post delivery obligations exist. When no such obligations exist, such fees are recorded as revenue when the product is shipped and collectability is probable. For licensing agreements with end-users, fees are recognized upon shipment of product, if there are no significant post-delivery obligations and collectibility is probable. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract. When licensing agreements terminate, the Company records any licensing fees previously not recognized. Revenue from other services, including training, are recognized as performed. The Company enters into agreements with certain of its distributors involving boxed product. Revenues from these distributors are generally recognized when the product is shipped and are reduced by management's estimate of anticipated stock exchanges based on historical experience. License maintenance and telephone support contracts are typically paid in advance, and revenue is recognized ratably over the term of the contract.

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company currently intends to adopt for transactions entered into the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". The Company believes that the adoption of SOP 97-2 will not have a significant impact on its current licensing or revenue recognition practices.

    NET INCOME (LOSS) PER SHARE. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and diluted EPS, for companies with potentially dilutive securities, such as options. Earnings per share for all prior periods have been restated to conform with the provisions of SFAS 128.

    Basic earnings per share is computed using the weighted average number of shares of common stock. Diluted earnings per share is computed using the weighted average number of shares of common stock, common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

    For the year ended December 31, 1996, 149,000 options and warrants to purchase common stock were included within the computation of diluted EPS. Antidilutive options and warrants to purchase 4,055,000, 2,935,000, and 3,633,000 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively. Antidilutive convertible debt to convert to 3,774,000 and 1,832,000 shares of common stock were outstanding at December 31, 1996, and 1995, respectively. No such shares were outstanding at December 31, 1997 as the Company lost the conversion option during 1997.

    STOCK-BASED COMPENSATION. During 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which requires companies to measure employee stock compensation based on the fair value method of accounting or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and provide pro forma footnote disclosure under the fair value method described in SFAS 123. The Company adopted SFAS 123 on January 1, 1996, and will continue to apply the principles of

                          CENTURA SOFTWARE CORPORATION

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
APB 25, while providing the pro forma footnote disclosure required by SFAS 123. See Note 8 "Capital Stock," for the required pro-forma disclosure.

    RECENT ACCOUNTING PRONOUNCEMENT. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods ending after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 beginning in 1998 and has not evaluated the impact of such adoption on the notes to its consolidated financial statements.

    RECLASSIFICATIONS. In order to conform to the 1997 presentation, certain reclassifications have been made to the 1996 and 1995 consolidated financial statements.

NOTE 3. BALANCE SHEET DETAIL:

    Property and equipment, at cost, net of accumulated depreciation consists of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Computer equipment....................................................  $   16,418  $   16,253
Furniture and fixtures................................................       1,997       2,045
Leasehold improvements................................................       2,075         491
                                                                        ----------  ----------
                                                                            20,490      18,789
Less: accumulated depreciation and amortization.......................     (16,979)    (15,167)
                                                                        ----------  ----------
                                                                        $    3,511  $    3,622
                                                                        ----------  ----------
                                                                        ----------  ----------

    Capitalized software, at cost, net of accumulated amortization consists of the following:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Internally developed software............................................  $   7,142  $   6,124
Purchased software.......................................................      3,852      3,852
                                                                           ---------  ---------
                                                                              10,994      9,976
Less: accumulated amortization...........................................     (8,421)    (5,750)
                                                                           ---------  ---------
                                                                           $   2,573  $   4,226
                                                                           ---------  ---------
                                                                           ---------  ---------

                          CENTURA SOFTWARE CORPORATION

NOTE 3. BALANCE SHEET DETAIL: (CONTINUED)
    Deferred revenue consists of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Deferred product revenue................................................  $   7,152  $  15,002
Deferred support revenue................................................      7,466      6,889
                                                                          ---------  ---------
                                                                          $  14,618  $  21,891
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 4. SHORT-TERM BORROWINGS

    On June 26, 1997, the Company entered into a one year agreement to factor, with recourse, certain accounts receivable. Under the terms of the agreement, the Company may factor accounts receivable at an advance rate of eighty percent of such eligible accounts receivable. Interest is calculated at the rate of 1.2% per month based on the average daily balance outstanding. As of December 31, 1997 total eligible accounts receivable factored were $1,581,000. See Note 8, "Capital Stock--Warrants" and Note 13, "Subsequent Events."

NOTE 5. RESTRUCTURING CHARGES:

    In December 1995, the Company approved a plan to restructure its operations to meet emerging market opportunities in next generation client/server computing. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 16% and consolidated facilities and operations to improve efficiency. The following analysis sets forth the significant components of the restructuring charge included in other accrued liabilities at December 31, 1997, 1996 and 1995:

                                                                  SEVERANCE
                                                                     AND       FACILITY
                                                                  BENEFITS      CHARGES      OTHER      TOTAL
                                                                 -----------  -----------  ---------  ---------
Accrued liability at December 31, 1995.........................   $   1,623    $   1,029   $     493  $   3,145
Less: payments applied.........................................      (1,400)        (466)       (493)    (2,359)
Reversal of reserve............................................        (223)          --          --       (223)
                                                                 -----------  -----------  ---------  ---------
Accrued liability at December 31, 1996.........................          --          563          --        563
                                                                 -----------  -----------  ---------  ---------
Less: payments applied.........................................                      (89)                   (89)
Reversal of reserve............................................          --         (474)         --       (474)
                                                                 -----------  -----------  ---------  ---------
Accrued liability at December 31, 1997.........................   $      --    $      --   $      --  $      --
                                                                 -----------  -----------  ---------  ---------
                                                                 -----------  -----------  ---------  ---------

    In November 1997, the Company incurred restructuring charges of $1,504,000, which included a write-off of $640,000 in prepaid royalties, $344,000 of severance benefits for certain executives and employees and a $520,000 write-off of other assets, partially offset by the reversal of $474,000 of reserves established in prior periods due to changes in estimates. The decision to write-off the existing prepaid royalty and other assets was associated with the Company's decision to discontinue certain products. At December 31, 1997 $290,000 related to the restructuring charge was included in other current liabilities. The Company expects to pay all remaining obligations related to these charges in 1998.

                          CENTURA SOFTWARE CORPORATION

NOTE 5. RESTRUCTURING CHARGES: (CONTINUED)
    The 1996 results of operations include the reversal of $223,000 of restructuring reserves due to changes in estimates.

NOTE 6. LONG-TERM DEBT:

    Long-term debt consists of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1997       1996
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Subordinated note payable..............................................  $   10,000  $  10,000
Other note payable.....................................................          --        368
                                                                         ----------  ---------
                                                                             10,000     10,368
Less: current portion..................................................     (10,000)      (336)
                                                                         ----------  ---------
Long-term debt.........................................................  $       --  $  10,032
                                                                         ----------  ---------
                                                                         ----------  ---------

    The Company entered into an unsecured floating rate convertible subordinated note and related agreement CA (the "CA Agreement") in March 1995 for $10,000,000. The CA Agreement matures on March 31, 1998 and was convertible into common stock at the Company's option on the maturity date for a number of shares based on the market price of the Company's common stock at the time of conversion. Interest on the note is calculated based on the one-month LIBOR plus 1.25% and is payable quarterly. At the Company's option interest payments may be deferred until the principal is due. The conversion to common stock requires the Company to maintain a minimum market capitalization of $40.0 million commencing on (and including) November 1, 1997, and continuing through the duration of the note (the "Minimum Market Capitalization Requirement"). The Company did not meet the Minimum Market Capitalization Requirement and lost the option to convert the note into common stock. Accrued interest totaled $2,112,000 and $1,300,000 and is included in other accrued liabilities and other long-term liabilities at December 31, 1997 and 1996, respectively. See Note 13. "Subsequent Events".

NOTE 7. COMMITMENTS AND CONTINGENCIES:

    The Company has long-term noncancelable lease commitments for office space and equipment. At December 31, 1997, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

1998...............................................................  $   3,852
1999...............................................................      3,433
2000...............................................................      2,641
2001...............................................................      2,069
2002...............................................................      1,472
Thereafter.........................................................        121
                                                                     ---------
                                                                     $  13,588
                                                                     ---------
                                                                     ---------

    Rent expense for the years ended December 31, 1997, 1996 and 1995, amounted to $3,057,000, $3,235,000, and $3,524,000, respectively.

                          CENTURA SOFTWARE CORPORATION

NOTE 7. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    On May 2, 1994, a lawsuit was filed against the Company and certain of its officers and directors, by a holder of the Company's common stock, on his own behalf and purportedly on behalf of a class of others similarly situated. The lawsuit was subsequently amended, and alleged that the Company made false and misleading statements and failed to disclose material information relating to existing business conditions and the Company's prospects and that officers and directors violated the insider trading laws. The plaintiff was seeking damages of an unstated amount.

    The Company reached a binding settlement agreement (the "Settlement Agreement") with plaintiffs' counsel in the lawsuit, and gained court approval of the Settlement Agreement on September 30, 1996. As part of the settlement, the Company agreed to provide up to a maximum of 2,500,000 shares of its common stock (the "Settlement Shares") to a fund to be distributed among the members of the plaintiff class. As of December 31, 1997, 2,500,000 shares have been issued and distributed under the settlement agreement and no additional shares are required to be issued. The 1995 Consolidated Financial Statements include $15,300,000 in litigation expense arising from the settlement agreement and associated legal expenses.

    On September 17, 1997, Technology Venture (Software) Holdings Limited, formerly known as Eagerquest Investments Limited ("Eagerquest") filed suit against the Company in the United States District Court for the Central District of California alleging that the Company acted improperly in terminating its contract with Eagerquest for the distribution of the Company's products in the territories of Hong Kong and China and that the Company's actions illegally damaged Eagerquest. The Company believes that its actions were within its rights under its contract with Eagerquest and that the allegations are without merit. The Company intends to defend itself vigorously in this action and that the outcome will not have a material adverse affect on the Company's financial situation or business prospects.

NOTE 8. CAPITAL STOCK

    INCENTIVE STOCK OPTION PLAN. Under the Company's 1986 Incentive Stock Option Plan, as amended, (the "86 ISOP"), 6,000,000 shares of common stock have been reserved for issuance to eligible employees, directors and consultants. Under the 86 ISOP, incentive stock options or nonstatutory stock options may be granted at prices not less than fair market value of the Company's common stock at the date of grant (85% for nonstatutory options). The options generally vest over a four year period, beginning one year after the date of grant. Unexercised options expire one to three months after termination of employment with the Company. In July 1996 the 86 ISOP was terminated and shares in the plan available for grant at that time have been canceled.

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

    During 1997, 1996, and 1995, holders of stock options were granted the opportunity to exchange previously granted stock options for new stock options exercisable at $1.50, $5.94 and $9.00 per share, respectively, the fair market value of common stock on the dates of exchange. The remaining original

                          CENTURA SOFTWARE CORPORATION

NOTE 8. CAPITAL STOCK (CONTINUED)
terms of the stock options were not changed. Options to purchase 2,844,000, 2,337,000, and 904,000 shares of common stock were exchanged in the 1997, 1996, and 1995 repricing, respectively.

    The following table summarizes the stock activity under the 86 ISOP and 95
ISOP:

                                                                                                     OPTION PRICE PER
                                                                             OPTION SHARES                SHARE
                                                                       --------------------------  --------------------
                                                                        AVAILABLE    OUTSTANDING      LOW       HIGH
                                                                       -----------  -------------  ---------  ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balances, December 31, 1994..........................................         682         2,333    $   0.250  $  27.250
Shares authorized....................................................       1,000            --
Options granted......................................................      (3,606)        3,606    $   6.625  $  13.125
Options exercised....................................................          --          (243)   $   0.500  $  10.750
Options canceled.....................................................       2,163        (2,163)   $   0.500  $  20.000
                                                                       -----------       ------
Balances, December 31, 1995..........................................         239         3,533    $   0.250  $  27.250
Shares authorized....................................................       1,000            --
Shares discontinued..................................................        (689)           --
Options granted......................................................      (2,886)        2,886    $   4.250  $   6.625
Options exercised....................................................          --          (198)   $   3.375  $   6.500
Options canceled.....................................................       3,536        (3,536)   $   1.250  $  27.250
                                                                       -----------       ------
Balances, December 31, 1996..........................................       1,200         2,685    $   0.250  $  12.062
Shares discontinued..................................................        (545)           --
Options granted......................................................      (3,682)        3,682    $   1.500  $   5.000
Options exercised....................................................          --          (472)   $    .250  $   1.625
Options canceled.....................................................       3,740        (3,740)   $   1.250  $  10.750
                                                                       -----------       ------
Balances, December 31, 1997..........................................         713         2,155
                                                                       -----------       ------
                                                                       -----------       ------

    DIRECTORS STOCK OPTION PLAN. Under the 1996 Directors' Stock Option Plan (the "96 DSOP"), 500,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. The 96 DSOP provides that each outside Director will be automatically granted a non-statutory stock option to purchase 50,000 shares of common stock on the later of the following events occurring:
(a) the effective date of the plan, or (b) the date on which such person first becomes a non-employee Director, provided that such Director agrees to cancel all options granted to such Director from a prior Directors' stock option plan, other than the initial 20,000 shares granted to the Director under such plan. The options become exercisable in installments cumulatively as to 1/48 of the shares on each of the first forty-eight monthly anniversaries of the grant date. The options will remain exercisable for up to ninety days following the optionee's termination of service as a director of the Company unless such termination is a result of death, in which case the options will remain exercisable for up to 6 month period. Options are granted at a price equal to the fair market value of the Company's common stock on the date of the grant. Options granted under the 96 DSOP have a term of ten years. 200,000 options were granted and 50,000 options were canceled in 1997. 250,000 options were granted and 100,000 options were canceled in 1996 under the 96 DSOP. At December 31, 1997 300,000 options are issued and outstanding and 200,000 options are available for future grants under the 96 DSOP.

                          CENTURA SOFTWARE CORPORATION

NOTE 8. CAPITAL STOCK (CONTINUED)
    OTHER STOCK OPTIONS. In November 1997, the Company granted 1,500,000 options to certain executive officers as an option grant external to the 86 ISOP, or the 95 ISOP. The options vest over a period of two years from the date of grant and exercisable at $1.91 per share.

    The following table summarizes information regarding all stock options outstanding at December 31, 1997:

                                               OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                         -------------------------------                   ------------------------------
                                                            WEIGHTED-                         NUMBER
                                             NUMBER          AVERAGE                        EXERCISABLE
                                         OUTSTANDING AT     REMAINING        WEIGHTED-      AT DECEMBER      WEIGHTED-
                                          DECEMBER 31,     CONTRACTUAL        AVERAGE           31,           AVERAGE
RANGE OF EXERCISE PRICES                      1997        LIFE (YEARS)    EXERCISE PRICE       1997       EXERCISE PRICE
---------------------------------------  --------------  ---------------  ---------------  -------------  ---------------
$0.5000 to $1.9063.....................      3,627,853           5.24        $    1.69         819,062       $    1.49
$2.3125 to $5.9375.....................        171,000           8.41        $    2.76          46,375       $    3.90
$6.1250 to $10.750.....................        155,667           8.00        $    6.29          77,072       $    6.44
                                         --------------                          -----     -------------
                                             3,954,520           5.49        $    1.92         942,509       $    2.02
                                         --------------                          -----     -------------
                                         --------------                          -----     -------------

    EMPLOYEE STOCK PURCHASE PLAN. Under the 1992 Employee Stock Purchase Plan (the "ESPP"), 300,000 shares of common stock were initially reserved for issuance to eligible employees. In 1996, 100,000 additional shares of common stock were reserved for issuance to eligible employees increasing the total to 400,000. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. The ESPP became effective upon the Company's initial public offering and 132,000, 100,000 and 98,000 purchase rights were issued in 1997, 1996 and 1995, respectively. At December 31, 1997 there were no ESPP shares available for employee purchases.

    WARRANTS. In June 1997, the Company issued warrants to purchase 90,000 and 10,000 shares of common stock to Pacific Business Funding Corporation and its affiliate Sand Hill Capital, LLC, at an exercise price of $2.09 per share. The warrants were valued at $103,000 using a risk-free rate of 6.33% and a volatility factor of 55%, and the related charge is included in general and administrative expenses in 1997. The warrants expire on June 30, 2002.

    Warrants to purchase 100,000 shares of common stock were issued by the Company on November 22, 1996 in connection with a potential acquisition of InfoSpinner, Inc. These warrants were valued at $165,000, using a risk-free rate of 5.97% and a volatility factor of 55%, and are included in acquisition expenses in 1996. Exercise of the warrants was contingent upon completion of the proposed acquisition. As the Company did not obtain the majority vote of its shareholders required for approval of the proposed acquisition within the designated time frame, the warrants have been cancelled.

                          CENTURA SOFTWARE CORPORATION

NOTE 8. CAPITAL STOCK (CONTINUED)
    SHARES RESERVED FOR FUTURE ISSUANCE. The following table summarizes shares of common stock reserved for future issuance as of December 31, 1997 (in thousands):

Incentive stock option plan......................................    713,437
Directors' stock option plan.....................................    200,000
Employee stock purchase plan.....................................         --
                                                                   ---------
                                                                     913,437
                                                                   ---------
                                                                   ---------

    PRO FORMA STOCK COMPENSATION DISCLOSURE. The Company applies the provisions of APB 25 and related interpretations in accounting for compensation expense under the 95 ISOP, 96 DSOP and ESPP. Had compensation expense under these plans been determined pursuant to SFAS 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1997       1996        1995
                                                          ---------  ---------  ----------
                                                          (IN THOUSANDS, EXCEPT, PER SHARE
                                                                       DATA)
Net income (loss):
  As reported...........................................  $    (649) $   2,027  $  (44,079)
  Pro-forma.............................................  $  (5,512) $  (3,594) $  (46,548)
Basic and diluted net income (loss) per share:
  As reported...........................................  $   (0.04) $     .15  $    (3.62)
  Pro-forma.............................................  $    (.36) $    (.27) $    (3.82)

    The fair value of each stock option granted under the 86 and 95 ISOP and 96 DSOP was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 48 months; weighted average expected volatility of 65%, 63.54% and 67.49% in 1997, 1996 and in 1995; and a weighted average risk-free interest rate of 6.20%, 5.57% and 6.21% in 1997, 1996 and 1995. The weighted average fair value of stock options granted under the 95 ISOP, the 96 DSOP and non-plan options for the years ended December 31, 1997, 1996, and 1995 were $.91, $3.06 and $5.28, respectively.

    The fair value of the shares granted under the ESPP is considered to have an immaterial impact on this calculation.

    The above pro forma amounts include compensation expense based on the fair value of stock options granted and vesting during the years ended December 31, 1997, 1996 and 1995, and exclude the effects of stock options granted prior to January 1, 1995. Accordingly, the above pro forma net income and net income per share are not representative of the effects of computing stock compensation expense using the fair value method for future periods.

    SHAREHOLDER RIGHTS PLAN. In August 1994, the Company adopted a Shareholder Rights Plan pursuant to which one Preferred Share Purchase "Right" was distributed for each outstanding share of common stock. Each Right entitles shareholders to purchase a fraction of a share of Preferred Stock at an exercise price of $60.00 upon certain events. The Rights expire on August 3, 2004, unless earlier redeemed by the Company.

                          CENTURA SOFTWARE CORPORATION

NOTE 8. CAPITAL STOCK (CONTINUED)
    The Rights become exercisable if a person acquires 15% or more of the Company's common stock or announces a tender offer that would result in such person owning 15% or more of the Company's common stock. If the Rights become exercisable, the holder of each Right (other than the person whose acquisition triggered the exercisability of the Rights) will be entitled to purchase, at the Right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the exercise price. In addition, if the Company were to be acquired in a merger or the Company sells more than 50% of its assets or earning power, each Right will entitle its holder to purchase, at the Right's then current exercise price, common stock of the acquiring company having a market value of twice the exercise price. The Rights are redeemable by the Company at a price of $.01 per Right at any time within ten days after a person has acquired 15% or more of the Company's common stock.

NOTE 9. INCOME TAXES:

    Operating income (loss) before income taxes are attributable to the following jurisdictions:

                                                                      YEAR END DECEMBER 31,
                                                                 --------------------------------
                                                                   1997       1996        1995
                                                                 ---------  ---------  ----------
                                                                          (IN THOUSANDS)
Domestic.......................................................  $     360  $   2,903  $  (42,182)
Foreign........................................................       (947)      (398)     (1,897)
                                                                 ---------  ---------  ----------
                                                                 $    (587) $   2,505  $  (44,079)
                                                                 ---------  ---------  ----------
                                                                 ---------  ---------  ----------

    The provision for income taxes on income (loss) before income taxes primarily consists of foreign withholding taxes.

    The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are primarily the result of foreign withholding taxes.

                          CENTURA SOFTWARE CORPORATION

NOTE 9. INCOME TAXES: (CONTINUED)
    Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consisted of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating losses................................................  $   26,437  $   21,414
  Nondeductible reserves..............................................       1,333       4,486
  Credit carryforwards................................................       4,521       3,756
  Deferred revenue....................................................       5,146       8,379
  Depreciation........................................................         482         534
                                                                        ----------  ----------
    Gross deferred tax asset..........................................      37,919      38,569
  Less: valuation allowance...........................................     (37,133)    (37,585)
                                                                        ----------  ----------
    Net deferred tax asset............................................         786         984
                                                                        ----------  ----------
Deferred tax liabilities:
  Software capitalization.............................................        (786)       (984)
                                                                        ----------  ----------
Total net deferred tax assets (liabilities)...........................  $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    At December 31, 1997, the Company had net operating loss carryforwards of approximately $70.2 million available to offset future federal taxable income and $30.8 million available to offset future state taxes, which expire through 2012. The availability and timing of these carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 1997 and 1996, the Company fully reserved its deferred tax assets due to the existence of sufficient uncertainty with respect to its the ability to realize the deferred tax assets.

                          CENTURA SOFTWARE CORPORATION

NOTE 10. SEGMENT INFORMATION:

    The Company participates in one industry segment: the development and marketing of computer software and related services. No one customer has accounted for more than 10% of consolidated annual revenues. The following table presents a summary of operations by geographic region:

                                                    NORTH                 REST OF
                                                   AMERICA     EUROPE      WORLD      TOTAL
                                                  ----------  ---------  ---------  ----------
                                                                 (IN THOUSANDS)
Year ended December 31, 1997:
  Total revenues................................  $   24,473  $  27,650  $   5,823  $   57,946
  Operating income (loss).......................     (12,787)    11,742      2,275       1,230
  Identifiable assets at year end...............      22,329      4,843      1,028  $   28,200

Year ended December 31, 1996:
  Total revenues................................  $   25,332  $  27,551  $  10,350  $   63,233
  Operating income (loss).......................      (4,472)     3,932      3,024       2,484
  Identifiable assets at year end...............      30,281      5,443        981      36,705

Year ended December 31, 1995:
  Total revenues................................  $   25,644  $  28,679  $  11,391  $   65,714
  Operating income (loss).......................     (38,936)    (4,061)         4     (42,993)
  Identifiable assets at year end...............      40,482      7,124        498      48,104

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

NOTE 11. EMPLOYEE BENEFIT PLAN:

    The Company has a Savings Plan (the "Plan") as allowed under Section 401(k) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions and a number of investment options. The Plan allows for contributions by the Company as determined annually by the Board of Directors. The Company has not contributed to the Plan since its inception.

NOTE 12. RELATED PARTY TRANSACTIONS:

    The Company recognized revenue of $750,000, $664,000 and $2,450,000 for the years ended December 31, 1997, 1996, and 1995 respectively, from Computer Associates International, Inc., the holder of the floating rate subordinated convertible debenture.

    The Company has the option to acquire 100% of the outstanding stock of one of its independent foreign distributors, using a purchase price formula based on net profits and revenues. The Company recognized revenue of $489,000, $1,783,000 and $2,007,000 for the years ended December 31, 1997, 1996, and 1995 from this distributor.

NOTE 13. SUBSEQUENT EVENTS:

    LOAN FACILITY. In January 1998, the Company entered into a $5,000,000 asset based loan facility with Coast Business Credit, the "Facility". The loan provides for borrowings of up to $5,000,000, secured by the

                          CENTURA SOFTWARE CORPORATION

NOTE 13. SUBSEQUENT EVENTS: (CONTINUED)
Company's accounts receivable, combined with a $500,000 capital equipment facility. The Facility bears interest at 2.25% above the Bank of America Reference Rate, and provides for ability to reduce interest cost based on the achievement of certain financial covenants. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. The facility replaces an accounts receivable factoring agreement entered into by the Company in June 1997.

    SALE AND CONVERSION OF NOTE PAYABLE. In February 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12,251,000, payable to CA (the "CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares"). In February 1998, in connection with the Agreements, the Company entered into a Warrant Purchase Agreement with CA wherein the Company sold and issued to CA, at an issuance price of $.001 per share, a warrant to purchase 500,000 shares of the Company's common stock. The warrant is exercisable at $1.906 per share and expires on February 27, 2003.

    PRIVATE PLACEMENT. Also in February 1998, pursuant to the terms of Stock Purchase Agreements, the Company completed a private placement of 2,330,191 shares of the Company's common stock (the "Private Placement"), resulting in gross proceeds to the Company of $2,470,000. The Company has agreed to register the shares under the Securities Act of 1933, as amended. In connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock. The warrants are exercisable at $1.25 per share and expire on February 28, 2003. Also, in consideration of services rendered in connection with the Private Placement, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 354,717 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Warrants"). The Rochon Warrants expire on February 27, 2003.

    Transaction costs associated with both the Agreements and the Private Placement were approximately $600,000.

                                                                     Schedule II

                          CENTURA SOFTWARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  BALANCE AT     ADDITIONS                BALANCE AT
                                                                 BEGINNING OF   CHARGED TO                  END OF
DESCRIPTION                                                        THE YEAR      EXPENSES    WRITE-OFFS    THE YEAR
---------------------------------------------------------------  -------------  -----------  -----------  -----------
1997:
  Allowance for doubtful accounts..............................    $   1,140     $     530    $    (405)   $   1,265
  Reserve for sales returns and allowances.....................        1,686          (343)        (987)         356
                                                                      ------    -----------  -----------  -----------
                                                                   $   2,826     $     187    $  (1,392)   $   1,621
                                                                      ------    -----------  -----------  -----------
                                                                      ------    -----------  -----------  -----------
1996:
  Allowance for doubtful accounts..............................    $   1,529     $     406    $    (795)   $   1,140
  Reserve for sales returns and allowances.....................        1,946           180         (440)       1,686
                                                                      ------    -----------  -----------  -----------
                                                                   $   3,475     $     586    $  (1,235)   $   2,826
                                                                      ------    -----------  -----------  -----------
                                                                      ------    -----------  -----------  -----------
1995:
  Allowance for doubtful accounts..............................    $   1,007     $   1,708    $  (1,186)   $   1,529
  Reserve for sales returns and allowances.....................        1,884         5,430       (5,368)       1,946
                                                                      ------    -----------  -----------  -----------
                                                                   $   2,891     $   7,138    $  (6,554)   $   3,475
                                                                      ------    -----------  -----------  -----------
                                                                      ------    -----------  -----------  -----------

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the executive officers and directors of the Company required by this item is contained in "Part I, Item 1. Business--Directors and Executive Officers of Registrant".

    Additional information required by this item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held June 17, 1998, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held June 17, 1998, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held June 17, 1998, a copy of which will be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held June 17, 1998, a copy of which will be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    (1) Financial Statements. The following financial statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

       1.  Report of Price Waterhouse LLP, Independent Accountants.

       2.  Consolidated Balance Sheets at December 31, 1997 and 1996.

       3. Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997.

       4. Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1997, 1996 and 1995.

       5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

       6.  Notes to Consolidated Financial Statements.

    (2) Financial Statement Schedules. The following financial statement schedules of the Company for the year ended December 31, 1997, 1996 and 1995 is contained in Item 8 of this Annual Report on Form 10-K:

       1.  II--Valuation and Qualifying Accounts

       2.  Report of Price Waterhouse LLP, Independent Accountants. Refer to
           Item 14(a)(1)1 above.

           Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the financial statements or the notes thereto.

    (3) Exhibits.--Refer to Item 14(c) below.

(b) Reports on Form 8-K.

    The Company filed a report on Form 8-K dated December 9, 1997 announcing a change in its executive officers and Board membership and information relating to the Company's change in management.

(c) Exhibits:

       EXHIBIT
        NUMBER                                                   DESCRIPTION
----------------------  ---------------------------------------------------------------------------------------------
     2.1 (1)            Agreement and Plan of Reorganization dated January 6, 1997 by and among the Registrant, IS
                        Acquisition Corporation and InfoSpinner, Inc.

     2.2 (1)            Form of Certificate of Merger among the Registrant, IS Acquisition Corporation and
                        InfoSpinner, Inc.

     3   (i)(2)         Articles of Incorporation of Registrant, as amended on September 24, 1996.

     3   (iii)          Bylaws of Registrant, as amended effective February 27, 1998.

     4.1 (13)           Preferred Shares Rights Agreement, dated as of August 3, 1994, between the Registrant and
                        Chemical Trust Company of California, including the Certificate of Determination of Rights,
                        Preferences and Privileges of Series A Participating Preferred Stock, the form of Rights
                        Certificate and the Summary of Rights, attached thereto as Exhibits A, B and C, respectively.

     4.2                Amendment to Preferred Shares Rights Agreement effective February 27, 1998.

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

    10.5 (3)*           1992 Directors' Stock Option Plan and forms of agreements thereunder.

    10.8 (3)            Lease Agreement dated February 4, 1992 between Registrant and Bohannon Associates.

    10.9 (6)            1996 Executive Officers' Compensation Plan.

    10.12(3)            Forms of License Agreements.

    10.14(2)            1995 Stock Option Plan and forms of agreement thereunder, as amended on September 24, 1996.

    10.16(7)            Note Purchase Agreement dated March 31, 1996 between the Company and Computer Associates
                        International, Inc.

    10.17(8)*           Executive Employment Agreement dated April 10, 1996 between the Company and Sam M. Inman III.

    10.18(9)*           Loan Agreement Secured by Property and Securities dated August 31, 1996 between the Company and Earl and Ann Stahl.

    10.19(2)*           1996 Directors' Stock Option Plan and forms of agreement thereunder.

    10.20(2)            Stipulation of Settlement dated July 19, 1996, in regards to the Registrant's securities litigation between plaintiff's settlement counsel and the Registrant's counsel, including exhibits thereto, and related Final Judgment and Order of Dismissal dated September 30, 1996.

    10.21(14)           Distributorship Agreement dated January 6, 1997, between the Registrant and InfoSpinner, Inc.

    10.22*              Intentionally omitted.

       EXHIBIT
        NUMBER                                                   DESCRIPTION
----------------------  ---------------------------------------------------------------------------------------------
    10.23(15)           Factoring Agreement dated June 26, 1997, between Centura Software Corporation and Pacific
                        Business Funding Corporation.

    10.24(15)           Warrant to Purchase Common Stock issued June 30, 1997 by Centura Software Corporation to Sand
                        Hill Capital.

    10.25(15)*          1997 Executive Retention Program.

    10.26(16)           Lease Agreement, dated October 14, 1996, between Westport Investment and the Registrant.

    10.27*              Letter Agreement dated November 5, 1997 between the Registrant and Hickey & Hill
                        Incorporated, and form of Nonstatutory Stock Options issued to new Executives.

    10.28*              Settlement Agreements and Mutual Releases between the Registrant and Sam M. Inman, III and between the Registrant and Earl Stahl.

    10.29               Loan and Security Agreement dated January 19, 1998 between the Registrant and Coast Business
                        Credit, a division of Southern Pacific Bank.

    10.30               Common Stock and Warrant Purchase Agreement dated February 27, 1998 between the Registrant and certain Purchasers of the Registrant's Common Stock.

    10.31               Note Conversion Agreement dated February 27, 1998 between the Registrant and Newport
                        Acquisition Company No. 2, LLC.

    10.32               Warrant Purchase Agreement dated February 27, 1998 between the Registrant and Computer
                        Associates International, Inc.

    10.33               Investor Rights Agreement dated February 27, 1998 between the Registrant and Newport
                        Acquisition Company No. 2, LLC.

    10.34               Common Stock Purchase Warrants issued to Rochon Capital Group, Ltd. on February 27, 1998.

    10.35*              1998 Employee Stock Option Plan and form of Nonstatutory Option Agreements thereunder.

    11.1 (14)           Statement regarding Computation of per share earnings.

    16   (10)(11)(12)   Letter regarding change in Certifying Accountant.

    21   (1)            Subsidiaries of Registrant.

    23.1                Consent of Price Waterhouse LLP, Independent Accountants.

    24.1                Power of Attorney. See Page 65.

    27.1                Financial Data Schedules at December 31, 1997 and for the year ended December 31, 1997.

    27.2                Financial Data Schedules for the three month periods ended March 31, June 30, and September
                        30, 1997, respectively, restated for the effect of the adoption of Statement of Financial
                        Accounting Standard No. 128, "Earnings Per Share."

    27.3                Financial Data Schedules for the three month periods ended March 31, June 30, and September
                        30, 1996, respectively, and years ended December 31, 1995 and 1996, restated for the effect of the adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

------------------------

 *  Management Compensatory Plan or Arrangement.

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

(12) Incorporated by reference from the Company's Current Report on Form 8-K dated January 8, 1996.

(13) Incorporated by reference from the Company's Registration Statement on Form 8-A filed with the Commission on August 10, 1994.

(14) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 filed with the Commission on March 10, 1997.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURA SOFTWARE CORPORATION

By: /s/ SCOTT R. BROOMFIELD                Date: March 30, 1998
------------------------------
Scott R. Broomfield,
PRESIDENT, CHIEF EXECUTIVE
OFFICER AND CHAIRMAN OF THE
BOARD OF DIRECTORS (PRINCIPAL
EXECUTIVE OFFICER)

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott R. Broomfield or John W. Bowman, or either of them, with the power to substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          By: /s/ SCOTT R. BROOMFIELD
  -------------------------------------------
Scott R. Broomfield, PRESIDENT, CHIEF EXECUTIVE    Date: March 30, 1998
 OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
         (PRINCIPAL EXECUTIVE OFFICER)

               /s/ JOHN W. BOWMAN
  -------------------------------------------
 John W. Bowman, SENIOR VICE PRESIDENT, FINANCE    Date: March 30, 1998
   AND OPERATIONS AND CHIEF FINANCIAL OFFICER
         (PRINCIPAL FINANCIAL OFFICER)

             By: /s/ RICHARD LUCIEN
  -------------------------------------------
   Richard Lucien, VICE PRESIDENT, CORPORATE       Date: March 30, 1998
   CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

             By: /s/ PETER MICCICHE
  -------------------------------------------      Date: March 30, 1998
            Peter Micciche, DIRECTOR

          By: /s/ WILLIAM D. NICHOLAS
  -------------------------------------------      Date: March 30, 1998
         William D. Nicholas, DIRECTOR

             By: /s/ EARL M. STAHL
  -------------------------------------------      Date: March 30, 1998
            Earl M. Stahl, DIRECTOR

          By: /s/ SAMUEL M. INMAN, III
  -------------------------------------------      Date: March 30, 1998
         Samuel M. Inman, III, DIRECTOR

            By: /s/ PHILIP KOEN, JR.
  -------------------------------------------      Date: March 30, 1998
           Philip Koen, Jr., DIRECTOR

               By: /s/ JACK KING
  -------------------------------------------      Date: March 30, 1998
              Jack King, DIRECTOR

                          CENTURA SOFTWARE CORPORATION
                               INDEX TO EXHIBITS

       EXHIBIT                                                                                             SEQUENTIALLY
        NUMBER                                              EXHIBIT                                        NUMBERED PAGE
----------------------  -------------------------------------------------------------------------------  -----------------
     2.1 (1)            Agreement and Plan of Reorganization dated January 6, 1997 by and among the
                        Registrant, IS Acquisition Corporation and InfoSpinner, Inc.

     2.2 (1)            Form of Certificate of Merger among the Registrant, IS Acquisition Corporation and InfoSpinner, Inc.

     3   (i)(2)         Articles of Incorporation of Registrant, as amended on September 24, 1996.

     3   (iii)          Bylaws of Registrant, as amended effective February 27, 1998.

     4.1 (13)           Preferred Shares Rights Agreement, dated as of August 3, 1994, between the
                        Registrant and Chemical Trust Company of California, including the Certificate of Determination of Rights, Preferences and Privileges of Series A
                        Participating Preferred Stock, the form of Rights Certificate and the Summary of Rights, attached thereto as Exhibits A, B and C, respectively.

     4.2                Amendment to Preferred Shares Rights Agreement effective February 27, 1998.

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

    10.5 (3)*           1992 Directors' Stock Option Plan and forms of agreements thereunder.

    10.8 (3)            Lease Agreement dated February 4, 1992 between Registrant and Bohannon
                        Associates.

    10.9 (6)            1996 Executive Officers' Compensation Plan.

    10.12(3)            Forms of License Agreements.

    10.14(2)            1995 Stock Option Plan and forms of agreement thereunder, as amended on
                        September 24, 1996.

    10.16(7)            Note Purchase Agreement dated March 31, 1996 between the Company and Computer
                        Associates International, Inc.

    10.17(8)*           Executive Employment Agreement dated April 10, 1996 between the Company and Sam
                        M. Inman III.

    10.18(9)*           Loan Agreement Secured by Property and Securities dated August 31, 1996 between the Company and Earl and Ann Stahl.

    10.19(2)*           1996 Directors' Stock Option Plan and forms of agreement thereunder.

    10.20(2)            Stipulation of Settlement dated July 19, 1996, in regards to the Registrant's securities litigation between plaintiff's settlement counsel and the
                        Registrant's counsel, including exhibits thereto, and related Final Judgment and Order of Dismissal dated September 30, 1996.

       EXHIBIT                                                                                             SEQUENTIALLY
        NUMBER                                              EXHIBIT                                        NUMBERED PAGE
----------------------  -------------------------------------------------------------------------------  -----------------
    10.21(14)           Distributorship Agreement dated January 6, 1997, between the Registrant and
                        InfoSpinner, Inc.

    10.22*              Intentionally omitted.

    10.23(15)           Factoring Agreement dated June 26, 1997, between Centura Software Corporation and Pacific Business Funding Corporation.

    10.24(15)           Warrant to Purchase Common Stock issued June 30, 1997 by Centura Software
                        Corporation to Sand Hill Capital.

    10.25(15)*          1997 Executive Retention Program.

    10.26(16)           Lease Agreement, dated October 14, 1996, between Westport Investments and the
                        Registrant.

    10.27*              Letter Agreement dated November 5, 1997 between the Registrant and Hickey &
                        Hill Incorporated, and form of Nonstatutory Stock Options issued to new
                        Executives.

    10.28*              Settlement Agreements and Mutual Releases between the Registrant and Sam M.
                        Inman, III and between the Registrant and Earl Stahl.

    10.29               Loan and Security Agreement dated January 19, 1998 between the Registrant and
                        Coast Business Credit, a division of Southern Pacific Bank.

    10.30               Common Stock and Warrant Purchase Agreement dated February 27, 1998 between the
                        Registrant and certain Purchasers of the Registrant's Common Stock.

    10.31               Note Conversion Agreement dated February 27, 1998 between the Registrant and
                        Newport Acquisition Company No. 2, LLC.

    10.32               Warrant Purchase Agreement dated February 27, 1998 between the Registrant and
                        Computer Associates International, Inc.

    10.33               Investor Rights Agreement dated February 27, 1998 between the Registrant and
                        Newport Acquisition Company No. 2, LLC.

    10.34               Common Stock Purchase Warrants issued to Rochon Capital Group, Ltd. on February
                        27, 1998.

    10.35*              1998 Employee Stock Option Plan and form of Nonstatutory Option Agreements thereunder.

    11.1 (14)           Statement regarding Computation of per share earnings.

    16   (10)(11)(12)   Letter regarding change in Certifying Accountant.

    21   (1)            Subsidiaries of Registrant.

    23.1                Consent of Price Waterhouse LLP, Independent Accountants.

    24.1                Power of Attorney. See Page 65.

    27.1                Financial Data Schedules at December 31, 1997 and for the year ended December
                        31, 1997.

    27.2                Financial Data Schedules for the three month periods ended March 31, June 30, and September 30, 1997, respectively, restated for the effect of the adoption of Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

       EXHIBIT                                                                                             SEQUENTIALLY
        NUMBER                                              EXHIBIT                                        NUMBERED PAGE
----------------------  -------------------------------------------------------------------------------  -----------------
    27.3                Financial Data Schedules for the three month periods ended March 31, June 30, and September 30, 1996, respectively, and years ended December 31, 1995 and
                        1996, restated for the effect of the adoption of Statement of Financial
                        Accounting Standard No. 128, "Earnings Per Share."

------------------------

 *  Management Compensatory Plan or Arrangement.

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

(12) Incorporated by reference from the Company's Current Report on Form 8-K dated January 8, 1996.

(13) Incorporated by reference from the Company's Registration Statement on Form 8-A filed with the Commission on August 10, 1994.

(14) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 filed with the Commission on March 10, 1997.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997.