Form 10-Q
period 1998-03-31
CENTURA SOFTWARE CORP
filed 1998-05-15
CIK 895021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     -----------

                                      FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           to

                           Commission file number: 0-21010

                                     ------------

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

             Securities registered pursuant to section 12(g) of the Act:
                        COMMON STOCK, $.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     As of April 30, 1998, there were 29,543,558 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CENTURA SOFTWARE CORPORATION
                    FORM 10-Q for the Quarter Ended March 31, 1998
                                        INDEX

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I  FINANCIAL INFORMATION
         Item 1. Financial Statements and Supplementary Data
                a)      Condensed consolidated balance sheets at March 31,
                        1998 and December 31, 1997........................      1
                b)      Condensed consolidated statements of operations
                        for the three months ended March 31, 1998 and
                        1997..............................................      2
                c)      Condensed consolidated statements of cash flows
                        for the three months ended March 31, 1998 and
                        1997..............................................      3
                d)      Notes to condensed consolidated financial
                        statements........................................    4-6
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   7-16
PART II  OTHER INFORMATION
         Item 1. Legal Proceedings........................................     17
         Item 2. Changes in Securities....................................     17
         Item 3. Defaults in Senior Securities............................     17
         Item 4. Submission of Matters to a Vote of Security Holders......     17
         Item 5. Other Information........................................     17
         Item 6. Exhibits and Reports on Form 8-K ........................     17


                                        PART I
                                FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CENTURA SOFTWARE CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (in thousands, except per share data)

                                                                MARCH 31,      DECEMBER 31,
                                                                  1998            1997
                                                                ---------      ------------
                         ASSETS
Current Assets:
     Cash and cash equivalents...........................       $ 6,724         $ 3,974
     Accounts receivable, less allowances of $1,636
     and $1,621..........................................        11,346          11,744
     Inventories.........................................           158             259
     Other current assets................................         2,830           3,089
                                                                ---------      ------------
          Total current assets...........................        21,058          19,066
Property and equipment, net .............................         3,111           3,511
Capitalized software, net ...............................         2,096           2,573
Long-term investments....................................         1,296           1,263
Other assets.............................................         1,667           1,787
                                                                ---------      ------------
          Total assets...................................       $29,228         $28,200
                                                                ---------      ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Subordinated Notes Payable..........................       $    --         $10,000
     Accounts payable....................................         3,691           4,244
     Accrued compensation and related expenses...........         1,407           1,521
     Short-term borrowings...............................         2,956           1,581
     Other accrued liabilities...........................         1,560           5,334
     Deferred revenue....................................        13,718          14,618
                                                                ---------      ------------
          Total current liabilities......................        23,332          37,298
Other liabilities........................................           856             856
                                                                ---------      ------------
          Total liabilities..............................        24,188          38,154
                                                                ---------      ------------
Shareholders' Equity (Deficit):
     Preferred stock, no par value; 2,000 shares
          authorized; none issued........................            --              --
     Common stock, par value $.01 per share; 60,000
          shares authorized;  29,533 shares and
          15,784 shares issued and outstanding...........        85,144          70,636
     Cumulative translation adjustment...................          (544)           (484)
     Accumulated deficit.................................       (79,560)        (80,106)
                                                                ---------      ------------
          Total shareholders' equity (deficit)...........         5,040          (9,954)
                                                                ---------      ------------
          Total liabilities and shareholders'
               equity (deficit)............................     $29,228        $ 28,200
                                                                ---------      ------------

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CENTURA SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       (in thousands, except per share data)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ------------------
                                                                  1998         1997
                                                                 ------       ------
Net revenues:
     Product............................................         $8,584       $9,514
     Service............................................          4,188        4,086
                                                                 ------       ------
          Net revenues..................................         12,772       13,600
                                                                 ------       ------
Cost of revenues:
     Product............................................          1,282        1,366
     Service............................................          1,096        2,119
                                                                 ------       ------
          Cost of revenues..............................          2,378        3,485
                                                                 ------       ------
               Gross profit.............................         10,394       10,115
                                                                 ------       ------
Operating expenses:
     Sales and marketing................................          5,827        6,623
     Research and development...........................          1,544        2,703
     General and administrative.........................          1,710        1,693
     Acquisition expense................................             --          261
                                                                 ------       ------
          Total operating expenses......................          9,081       11,280
                                                                 ------       ------
               Operating income (loss)..................          1,313       (1,165)
Other income (expense):
     Interest income....................................             47           55
     Interest expense...................................           (201)        (214)
     Imputed value of warrants issued in connection
       with debt conversion.............................           (441)          --
     Foreign currency loss..............................           (164)        (731)
                                                                 ------       ------
Income (loss) before income taxes.......................            554       (2,055)
Provision for income taxes..............................              8           10
                                                                 ------       ------
Net income (loss).......................................           $546      $(2,065)
                                                                 ------       ------
Basic net income (loss) per share.......................           $.03        $(.14)
                                                                 ------       ------
Basic weighted average common shares....................         20,566       15,224
                                                                 ------       ------
Diluted net income (loss) per share.....................           $.03        $(.14)
                                                                 ------       ------
Diluted weighted average common shares..................         20,613       15,224
                                                                 ------       ------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
              CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURA SOFTWARE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                  (in thousands)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    --------------------
                                                                      1998         1997
                                                                    -------      -------
Cash flows from operating activities:
     Net income (loss)..........................................       $546      $(2,065)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization...........................        991        1,383
        Issuance of stock warrants (Imputed Value)..............        441           --
        Provision for doubtful accounts, sales returns and
          allowances............................................         15          106
        Changes in assets and liabilities:
               Accounts receivable..............................        383        3,944
               Inventories......................................        101          135
               Other current assets.............................        259         (108)
               Other assets.....................................         74            2
               Accounts payable and accrued liabilities.........     (2,190)      (2,958)
               Deferred revenue.................................       (900)      (2,830)
               Other liabilities................................         --          192
                                                                    -------      -------
                    Net cash used in operating activities.......       (280)      (2,199)
                                                                    -------      -------
Cash flows from investing activities:
     Maturities of investments..................................         --          652
     Purchases of investments...................................        (33)          (1)
     Proceeds from sale of property and equipment...............         --           69
     Acquisitions of property and equipment.....................        (26)        (511)
     Capitalization of software costs...........................        (29)        (466)
     Capitalization of other intangibles........................        (13)         (37)
                                                                    -------      -------
                    Net cash used in investing activities.......       (101)        (294)
                                                                    -------      -------
Cash flows from financing activities:
     Repayment of note payable..................................         --          (89)
     Proceeds from short-term borrowings, net...................      1,375           --
     Proceeds from issuance of common stock, net................      1,816           91
                                                                    -------      -------
                    Net cash provided by financing activities...      3,191            2
                                                                    -------      -------
Effect of exchange rate changes on cash and cash equivalents....        (60)          85
                                                                    -------      -------
Net increase (decrease) in cash and cash equivalents............      2,750       (2,406)
Cash and cash equivalents at beginning of period................      3,974        6,669
                                                                    -------      -------
Cash and cash equivalents at end of period......................    $ 6,724      $ 4,263
                                                                    -------      -------

Supplemental disclosure of non cash financing activities:
    Conversion of convertible debt and accrued interest for
      common stock..............................................    $12,251       $   --
                                                                    -------      -------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURA SOFTWARE CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     METHOD OF PREPARATION. The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Centura Software Corporation (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the operating results to be expected for the full year.

     The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in the Company's Annual Report on Form 10-K.

     DERIVATIVE INSTRUMENTS. During the first quarter of 1997, the Company recognized a loss of $731,000 attributed to foreign currency fluctuations on net assets denominated in foreign currencies. As a result, the Company enters into short-term forward contracts to reduce the risks associated with such foreign currency fluctuations. For the quarter ended March 31, 1998, the Company recognized a loss of $164,000 related to foreign currency fluctuations. At March 31, 1998, the Company had $5,741,000 in forward contracts denominated in four European currencies; German Deutsche Marks, British Pound Sterling, Netherland Guilders, and Italian Lira. The carrying value of the instruments approximate their fair value as the Company records entries to "mark-to-market" the respective contracts on a monthly basis. The respective gains and losses from forward contracts are included in other income (expense). Due to the short-term nature of the forward contracts, the deferred gain/(loss) recorded on the balance sheet is not material for disclosure. The net change in the deferred gain/(loss) at the end of each period reported is included in other comprehensive income/(loss) reported by the Company.

     NET INCOME (LOSS) PER SHARE. Basic earnings per share is computed using the weighted average number of shares of common stock. Diluted earnings per share is computed using the weighted average number of shares of common stock, common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

     Antidilutive options and warrants to purchase 6,863,444 and 3,048,285 were outstanding at March 31, 1998 and March 31, 1997, respectively. Antidilutive convertible debt to convert 2,768,216 shares of common stock were outstanding at March 31, 1997. No such debt was outstanding as of March 31, 1998.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                  THREE MONTHS       THREE MONTHS
                                                     ENDED              ENDED
                                                 MARCH 31, 1998     MARCH 31, 1997
                                                 --------------     --------------
                                               (in thousands, except per share data)
Net income (loss)                                        $546          $(2,065)
                                                  ------------     --------------
Shares calculation
   Average basic shares outstanding                    20,566           15,224
Effect of dilutive securities
   Options                                                 47               --
                                                  ------------     --------------
      Total shares used to compute
      diluted earnings per share                       20,613           15,244
                                                  ------------     --------------

Earnings (loss) per basic share                          $.03           $(0.14)
                                                  ------------     --------------
Earnings (loss) per diluted share                        $.03           $(0.14)
                                                  ------------     --------------


     REVENUE RECOGNITION. In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Positions No 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition".

     In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first quarter of 1998.

     COMPREHENSIVE INCOME (LOSS). The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                         THREE MONTHS ENDED    THREE MONTHS ENDED
                                           MARCH 31, 1998        MARCH 31, 1997
                                         ------------------    ------------------
                                                     (in thousands)
Net income(loss)                               $546               $(2,065)
Other comprehensive loss(gain)                   68                   (85)
                                         ------------------    ------------------
Total comprehensive income(loss)               $478               $(1,980)
                                         ------------------    ------------------


     RECENT ACCOUNTING PRONOUNCEMENT. In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt
SFAS 131 for the fiscal year ending December 31, 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

     RECLASSIFICATIONS. In order to conform to the condensed consolidated balance sheet and statement of cash flows for the three months ended March 31, 1998, certain reclassifications have been made to the condensed consolidated balance sheet and statement of cash flows for the three months ended March 31, 1997.

2. LITIGATION

     On September 17, 1997, Technology Venture (Software) Holdings Limited, formerly known as Eagerquest Investments Limited ("Eagerquest") filed suit against the Company in the United States District Court for the Central District of California alleging that the Company acted improperly in terminating its contract with Eagerquest for the distribution of the Company's products in the territories of Hong Kong and China and that the Company's actions illegally damaged Eagerquest. The Company believes that its actions were within its rights under its contract with Eagerquest and that the allegations are without merit. The Company intends to defend itself vigorously in this action and believes that the outcome will not have a material adverse affect on the Company's financial situation or business prospects.

     Other than the above, there are currently no material pending legal proceedings against the Company or any of its subsidiaries. The Company operates in an environment, however, where litigation may occur in the course of its normal business operations. In the complex and volatile industry in which the Company operates, disputes, litigation, regulatory proceedings and other actions are a necessary risk of doing business. There can be no assurance that the Company will not participate in such legal proceedings and that the costs and charges will not have material adverse impact on the Company's future success.

3. SHORT-TERM BORROWINGS

      In January 1998, the Company entered into a $5,000,000 asset based loan facility with Coast Business Credit, the "Facility." The loan provides for borrowings of up to $5,000,000, secured by the Company's accounts receivable, combined with a $500,000 capital equipment facility. The Facility bears interest at 2.25% above the Bank of America Reference Rate, and provides for ability to reduce interest cost based on the achievement of certain financial covenants. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. The facility replaces an accounts receivable factoring agreement entered into by the Company
in June 1997.   As of March 31, 1997 there was $2,956,000 drawn against the
$5,000,000 loan facility.

4. CONVERSION OF NOTE PAYABLE

     In February 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement (with the Company's consent) and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12,251,000, payable to CA (the "CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares"). In February 1998, in connection with the Agreements, the Company entered into a Warrant Purchase Agreement with CA wherein the Company sold and issued to CA, at an issuance price of $.001 per share, a warrant to purchase 500,000 shares of the Company's common stock. The warrant is exercisable at $1.906 per share and expires on February 27, 2004. The warrants were valued at $300,000 using a risk-free rate of 5.5% and a volatility factor of 65% and the related charge is included in other income (expense) in the first quarter of 1998.

     Also, in consideration of services rendered in connection with the Conversion of Note Payable, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 283,019 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Conversion Warrants"). The Rochon Conversion Warrants expire on February 27, 2003. The warrants were valued at $141,000 using a risk-free rate of 5.5% and volatility factor of 65% and the related charge is included in other income (expense) in the first quarter of 1998.

     Included with the Note Conversion Agreement is an Investor Rights Agreement between the Company and NAC that carries certain anti-dilution rights for two years. Interpretation of specific sections of the Investor Rights Agreement are currently in question. While the parties have been in active discussion to resolve the question of interpretation, there can be no assurance that final resolution of the interpretation of the Investor Rights agreement will not entail litigation activity.

5. PRIVATE PLACEMENT

     In February 1998, pursuant to the terms of Stock Purchase Agreements, the Company completed a private placement of 2,330,191 shares of the Company's common stock (the "Private Placement"), resulting in gross proceeds
to the Company of $2,470,000.   The  Company  has agreed to register the
shares under the Securities Act of 1933, as amended. In connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock. The warrants are exercisable at $1.25 per share
and expire on February 28, 2003.   Also, in consideration of services
rendered in connection with the Private Placement, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 71,698 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Private Placement Warrants"). The Rochon Private Placement Warrants expire on February 27, 2003.

     Transaction costs associated with both the Agreements and the Private Placement were $612,000.

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

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS:

     NET PRODUCT REVENUES. Net product revenues decreased 10% to $8.6 million for the quarter ended March 31, 1998, from $9.5 million for the quarter ended March 31, 1997. The decrease in net product revenues is primarily attributable to $0.7 million in Q1 1997 revenues for the initial launch of Foresite products, which are no longer distributed by the Company. International sales accounted for $4.7 million or 55% and $6.1 million or 63% of net product revenues for the quarters ended March 31, 1998 and 1997, respectively. The decrease in international sales of $1.4 million is primarily due to decreased sales in Central Europe. Revenue from expired contracts amounted to $0.7 million and $0.5 million in the first quarter of 1998 and 1997, respectively.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition".

     In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first quarter of 1998.

     NET SERVICE REVENUES. Net service revenues primarily consists of maintenance, support and professional services. Net service revenues increased 2% to $4.2 million for the quarter ended March 31, 1998, from $4.1 million for the quarter ended March 31, 1997. International sales accounted for 50% and 38% of total net service revenues for the quarters ended March 31, 1998 and 1997, respectively.

     COST OF PRODUCT REVENUES. Cost of product revenues includes the cost of subcontracted production and the amortization of capitalized software. Cost of product revenues decreased 6% to $1.3 million for the quarter ended March 31, 1998, from $1.4 million for the quarter ended March 31, 1997, primarily
due to an associated decrease in product revenues.   Cost of product revenue
as a percentage of product revenues was 15% and 14% for the quarters ended March 31, 1998 and 1997.

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the software purchased from third parties, decreased to $506,000 for the three months ended March 31, 1998 from $594,000 for the three months ended March 31, 1997.

     COST OF SERVICE REVENUES. Cost of service revenues consists primarily of personnel costs related to maintenance, training and technical support. Cost of service revenues decreased to $1.1 million from $2.1 million for the quarters ended March 31, 1998 and 1997, respectively. Cost of service revenues as a percentage of net service revenues was 26% and 52% for the quarters ended March 31, 1998 and 1997, respectively. The decrease in percentage is due principally to a reduction of the Company's work force and the streamlining of operations which took effect in the third quarter of 1997.

      SALES AND MARKETING EXPENSES. For the quarter ended March 31, 1998, expenses in sales and marketing activities decreased to $5.8 million, or 46% of net revenues, from $6.6 million, or 49% of net revenues, for the quarter ended March 31, 1997. The reduction in sales and marketing expense reflects the Company's commitment to control spending, while continuing its worldwide marketing efforts.

     RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                                               THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                     MARCH 31,               MARCH 31,
                                                               ------------------      ------------------
                                                                      1998                     1997
                                                                     ------                   ------
                                                                             (in thousands)

Gross research and development expenses....................          $1,573                   $3,019
Capitalized internal software development costs............             (29)                    (316)
                                                                     ------                   ------
Net research and development expenses......................          $1,544                   $2,703
                                                                     ------                   ------

As a Percentage of Net Revenues:
     Gross research and development expenses ..............             12%                      22%
     Net research and development expenses ................             12%                      20%

     GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses consists of Finance, Legal, Systems and other administrative expenses. General and administrative expenses remained constant at $1.7 million for the first quarter of 1998 and $1.7 million for the first quarter of 1997.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, interest expense, imputed value of warrants issued in connection with equity financing and gains or losses on foreign currency transactions. For the quarter ended March 31, 1998 other income (expense), net was $(0.8) million, compared to $(0.9) million for the quarter ended March 31, 1997. The net decrease in expense is primarily attributable to more stability in the principal currencies in which the Company does business, when compared to the first quarter of 1997, offset by the imputed value of warrants of $0.4 million issued in connection with the Company's conversion of debt during the first quarter of 1998.

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

     PROVISION FOR INCOME TAXES. The provision for income taxes was insignificant for the first quarter of 1998 and the first quarter of 1997. The provision primarily relates to foreign withholding taxes. Due to the Company's existing net operating loss position with regard to prior years, no tax provision was made for income in this quarter.

LIQUIDITY AND CAPITAL RESOURCES:

     In the first quarter of 1998 the Company completed a note payable conversion and private placement of common stock, as described in Notes 4 and 5 of the Notes to the Consolidated Financial Statements. Together with the net income for the period, this resulted in a net increase in shareholder's equity of $15.0 million.

     At March 31, 1998, the Company had a deficit working capital position, including a liability for deferred revenues of $13.7 million, of $2.3 million, representing an increase of $16.0 million from December 31, 1997. Net cash used in operating activities for the quarter ended March 31, 1998 was $.3 million, which resulted primarily from decreases in accounts payable and accrued liabilities (principally comprised of interest on the CA Note), and deferred revenue, partially offset by depreciation and amortization, net income, issuance of stock warrants and the decrease in accounts receivable. Cash used in investing activities totaled $0.1 million which related primarily to the capitalization of software development costs, the purchases of property and equipment, and the purchase of investments. Cash from financing activities totaled $3.2 million of which $1.8 million is from the private placement and $1.4 million is proceeds from short-term borrowings.

     At March 31, 1998 the Company had $5.7 million in unsecured foreign currency contracts, denominated in various European currencies, as part of a program to hedge the financial exposure arising from foreign denominated monetary assets and liabilities.

     The deferred product and support revenue of $13.7 million at March 31, 1998 reflects a delay in recognition of revenue in accordance with Generally Accepted Accounting Principles and requires minimal use of future resources of the Company.

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

     The Company's capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to the Company's business, which the Company may consider from time to time. The Company regularly evaluates such opportunities. Any such transaction, if consummated, may further reduce the Company's working capital or require the issuance of equity.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     CHANGES IN STRATEGIC DIRECTION: RESTRUCTURING. In efforts to stem losses and maximize return on the Company's core assets and technologies, the Company has restructured its operations and announced changes in strategic direction several times in recent financial periods. The first of these changes, which began in December 1995, encompassed a change in the Company's name from Gupta Corporation to Centura Software Corporation and the identification of a flagship product bearing the name CENTURA. In early 1997, the Company refocused its marketing and sales efforts away from RDBMS and development tools products to a middleware connectivity product and a related Merger Agreement with Infospinner, Inc. ("InfoSpinner"). In the second half of 1997, however, the Company restructured and refocused operations on its core competencies, products and technologies and severed its distribution arrangement with Infospinner. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, there can be no assurance that the Company's management will not deem it appropriate to undertake other major restructuring efforts or changes in strategic direction in the future or to what degree any of these efforts will result in improved operational performance, if at all.

     RECENT CHANGES IN SENIOR MANAGEMENT. In the fourth quarter of 1997, the Company announced significant changes in senior management. Such changes included the election and appointment of Scott R. Broomfield as Chief Executive Officer, the appointment of John W. Bowman as Chief Financial Officer, Kathy Lane as Senior Vice President of Marketing, and the election of Messrs. Jack King, Phillip Keon, Jr, and Earl Stahl to the Company's Board of Directors, and the retirement of Samuel M. Inman, III, Earl Stahl and Richard Gelhaus from their positions as officers of the Company. In February 1998 the Company announced the election of Messrs. William D. Nicholas and Peter Micciche to the Board of Directors and the appointment of Scott R. Broomfield to the position of Chairman & CEO. There can be no assurance that the new management team will be successful in the execution of its objectives or that the successful execution of these objectives will result in improved operating results or financial position of the Company.

     DEPENDENCE ON KEY PERSONNEL. The Company's future performance is substantially dependent on the performance of its executive officers and key product development, technical, sales, marketing and management personnel. The Company does not have employment or non-competition agreements with any of its employees. The loss of the services of any executive officer or other key technical or management personnel of the Company for any reason could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, the Company is in the process of recruiting a Chief Technology Officer. The Company considers this position critical to the success of its ongoing competitive position in defined markets and operations. There can be no assurance that an appropriate individual will be located to fill this position on a timely basis on terms reasonable to the Company, or at all.

     The future success of the Company also depends on its continuing ability to identify, hire, train, motivate and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon its business, operating results and financial condition.

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

     DILUTIVE AND POTENTIAL DILUTIVE EFFECT TO SHAREHOLDERS.   In February
1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12,251,000, payable to CA (the "CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares"). In February 1998, in connection with the Agreements, the Company entered into a Warrant Purchase Agreement with CA wherein the Company sold and issued to CA, at an issuance price of $.001 per share, a warrant to purchase 500,000 shares of the Company's common stock. The warrant is exercisable at $1.906 per share and expires on February 27, 2004. The warrants were valued at $300,000 using a risk-free rate of 5.5% and a volatility factor of 65% and the related charge is included in other income (expense) in the first quarter of 1998.

     Also, in consideration of services rendered in connection with the Conversion of Notes Payable, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 283,019 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Conversion Warrants"). The Rochon Conversion Warrants expire on February 27, 2003. The warrants were valued at $141,000 using a risk-free rate of 5.5% and volatility factor of 65% and the related charge is included in other income (expense) in the first quarter of 1998.

     Included with the Note Conversion Agreement is an Investor Rights Agreement between the Company and NAC that carries certain anti-dilution rights for two years. Interpretation of specific sections of the Investor Rights Agreement are currently in question. While the parties have been in active discussion to resolve the question of interpretation, there can be no assurance that final resolution of the interpretation of the Investor Rights Agreement will not entail litigation activity.

     Also in February 1998, pursuant to the terms of Stock Purchase Agreements, the Company completed a private placement of 2,330,191 shares of the Company's common stock (the "Private Placement"), resulting in gross
proceeds to the Company of $2,470,000.   The  Company  has agreed to register
the shares under the Securities Act of 1933, as amended. In connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock. The warrants are exercisable at $1.25 per
share and expire on February 28, 2003.   Also, in consideration of services
rendered in connection with the Private Placement, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 71,698 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Private Placement Warrants"). The Rochon Private Placement Warrants expire on February 27, 2003.

     STOCK OPTION PLANS. From time to time, the Company issues shares of common stock pursuant to its 1992 Employee Stock Purchase Plan and pursuant to options granted under its 1995 Incentive Stock Option Plan, 1998 Employee Stock Option Plan (for non-officer employees) and 1996 Directors' Stock Option Plan. Additional options remain outstanding and are exercisable pursuant to the Company's 1986 Incentive Stock Option Plan, which terminated in July 1996. In addition, the Company has issued non-plan options to the Company's Chief Executive Officer, Chief Financial Officer and Sr. Vice President of Marketing, exercisable for a total of 1,500,000 shares.

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

     YEAR 2000 ISSUE: The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit year, as opposed to a four digit year. When the year 2000 begins these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. As customers and potential customers of the Company begin to devote incremental resources to this issue, resources previously allocated to other information systems requirements may be redirected to address the Year 2000 issue. To the extent that the Company's products are not selected as part of a customer's overall Year 2000 solution, redirection of these customer resources could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Year 2000
Issue creates risk for the Company from unforeseen problems in its internal computer systems and from third parties with which the Company interacts. Such failures of the Company's and/or third parties' computer systems could have material impact on the Company's ability to conduct its business, and to process and account for the transfer of funds electronically.

     While the Company has undertaken a study of Year 2000 related upgrades appropriate for the Company's internal systems and equipment and Year 2000 compliance issues in the systems of customers, vendors and other related parties, there can be no assurance that problems will not arise as a result of the Year 2000 issue.

     EMBEDDABLE DATABASE MARKET. Since database capacity is often indicative of differences in customer application, segments within the PC client/server market in which the Company competes can generally be distinguished and segregated by the target capacity of the database utilized. The Company generally markets its database products in environments utilizing capacity ranging from small, Smart Device environments to those of multiple Gigabytes. Competitors of the Company, including Microsoft, Oracle, CA, IBM, Sybase, Inprise, Pervasive, and Informix, generally have product offerings which compete with the Company's products in some or all of these capacity ranges. In addition, some of these competitors are providers of sophisticated database software, originally designed and marketed primarily for use with mainframes and minicomputers, which, if successfully re-configured to provide similar functionality in PC client/server, or smaller capacity environments, could materially and adversely impact the Company's revenues, results of operations and financial condition.

     COMPETITION. The market for client/server system software is intensely competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this market relating to embeddable PC and Web client/server software, and the Company's current and prospective competitors offer a variety of solutions to address this market segment.

     TOOLS AND CONNECTIVITY MARKETS. The Company faces competition from providers of software specifically developed for the PC client/server market, such as Oracle Developer 2000, Sybase's Powersoft Division, Microsoft, Inprise and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase's Micro DecisionWare Division. The Company also faces potential competition from vendors of applications development tools based on 4GLs (generation languages) or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment and a variety of newly created tools that export Java-TM- program language connectivity, additional competitors or potential competitors have emerged.

     The principal competitive factors affecting the market for the Company's products include , breadth of distribution and name recognition, product architecture, performance, functionality, price, product quality, customer support. The Company experienced increased competition during 1997, 1996, and 1995, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.
See " Competition".

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

     There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products, and the Company expects that it will increasingly be subject to such claims as the number of products and competitors in the client/server and Internet connectivity software market grows and the functionality of such products overlaps with other industry segments. In the past, the Company has received notices alleging that its products infringe trademarks of third parties. The Company has historically dealt with and will in the future continue to deal with such claims in the ordinary course of business, evaluating the merits of each claim on an individual basis. There are currently no material pending legal proceedings against the Company regarding trademark infringement. Any such third party claims, whether or not they are meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company, or at all. If the Company was found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition

     LEGAL PROCEEDINGS. Other than as described in Item 1 of Part II hereof, there are currently no material pending legal proceedings against the Company or any of its subsidiaries, other than ordinary routine litigation incidental to the business of the Company. The Company operates, however, in a complex and volatile industry in which disputes, litigation, regulatory proceedings and other actions are a necessary risk of doing business. There can be no assurance that the Company will not participate in such legal proceedings and that the costs and charges will not have a material adverse impact on the Company's future success.

                                   PART II

                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 17, 1997, Technology Venture (Software) Holdings Limited, formerly known as Eagerquest Investments Limited ("Eagerquest") filed suit against the Company in the United States District Court for the Central District of California alleging that the Company acted improperly in terminating its contract with Eagerquest for the distribution of the Company's products in the territories of Hong Kong and China and that the Company's actions illegally damaged Eagerquest. The Company believes that its actions were within its rights under its contract with Eagerquest and that the allegations are without merit. The Company intends to defend itself vigorously in this action and believes that the outcome will not have a material adverse affect on the Company's financial situation or business prospects.

     Other than the above, there are currently no material pending legal proceedings against the Company or any of its subsidiaries. The Company operates in an environment, however, where litigation may occur in the course of its normal business operations. In the complex and volatile industry in which the Company operates, disputes, litigation, regulatory proceedings and other actions are a necessary risk of doing business. There can be no assurance that the Company will not participate in such legal proceedings and that the costs and charges will not have material adverse impact on the Company's future success.

ITEM 2. CHANGES IN SECURITIES _ NOT APPLICABLE

ITEM 3. DEFAULTS IN SENIOR SECURITIES _ NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS _ NOT APPLICABLE

ITEM 5. OTHER INFORMATION _ NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             27.1  Financial Data Schedule

        (b) The Company filed the following reports on Form 8-K and 8-K/A during the quarter ended March 31, 1998:

             Report Date:  January 14, 1998 (filed January 30, 1998)
             Item 5:       Other Events

             The Company announced that its listing had been moved from the Nasdaq National Market to The Nasdaq SmallCap Market effective January 15, 1998, and that it had recently completed a loan facility transaction with Coast Business Credit enabling it to borrow up to $5 million against accounts receivable.

-----------------------

             Report Date:  February 18, 1998 (filed February 27, 1998)
             Item 5:       Other Events

             The Company announced the structure of a proposed recapitalization of its balance sheet in connection with conversion of its promissory note to Computer Associates International, Inc. to equity and completion of a private placement of 2,330,191 shares of its common stock and the subsequent completion of the foregoing transactions on February 27, 1998.

----------------------

            Report Date:  February 18, 1998 (filed March 2, 1998)
            Item 5:       Other Events

            The Company amended its pro forma balance sheet for January 31, 1998, previously included with its Report on Form 8-K filed on February 27, 1998.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CENTURA SOFTWARE CORPORATION
                                By:
                                    -------------------------------------------
  May 15, 1998                                     John W. Bowman
                                    SENIOR VICE PRESIDENT OF FINANCE AND
                                    OPERATIONS, CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)