Form 10-Q
period 1998-06-30
CENTURA SOFTWARE CORP
filed 1998-08-14
CIK 895021

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 ------------------

                                     FORM 10-Q

                                     (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                         OR

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

     As of July 31, 1998, there were 29,598,725 shares of the Registrant's Common Stock outstanding.

                                           CENTURA SOFTWARE CORPORATION
                                  FORM 10-Q for the Quarter Ended June 30, 1998

                                                       INDEX

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
PART I    FINANCIAL INFORMATION
          Item 1. Financial Statements and Supplementary Data
                 a)   Condensed consolidated balance sheets at June 30,  1998 and December 31, 1997 . . . .      1
                 b)   Condensed consolidated statements of operations
                      for the three months and six months ended June 30,
                      1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2
                 c)   Condensed consolidated statements of cash flows
                      for the six months ended June 30, 1998 and
                      1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
                 d)   Notes to condensed consolidated financial
                      statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4-7
          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .   8-15
PART II   OTHER INFORMATION
          Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
          Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . .     16
          Item 3.     Defaults in Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
          Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .  17-18
          Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18
          Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .     18

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                          CENTURA SOFTWARE CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                     (in thousands, except per share data)


                                                                        June 30,           December 31,
                                                                          1998                1997
                                                                        --------           ------------
                                           ASSETS
Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .    $ 7,262             $ 3,974
     Accounts receivable, less allowances of $1,526 and $1,621 . . . .      9,829              11,744
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .        204                 259
     Other current assets. . . . . . . . . . . . . . . . . . . . . . .      2,840               3,089
                                                                          -------             -------
         Total current assets. . . . . . . . . . . . . . . . . . . . .     20,135              19,066
Property and equipment, at cost, net of accumulated depreciation . . .      3,023               3,511
Capitalized software, at cost, net of accumulated amortization . . . .      2,131               2,573
Long-term investments. . . . . . . . . . . . . . . . . . . . . . . . .      1,377               1,263
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,610               1,787
                                                                          -------             -------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    $28,276             $28,200
                                                                          -------             -------
                                                                          -------             -------
                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Subordinated Notes Payable. . . . . . . . . . . . . . . . . . . .    $     -             $10,000
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .      3,452               4,244
     Accrued compensation and related expenses . . . . . . . . . . . .      1,586               1,521
     Short-term borrowings . . . . . . . . . . . . . . . . . . . . . .      1,836               1,581
     Other accrued liabilities . . . . . . . . . . . . . . . . . . . .      1,524               5,334
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . .     13,139              14,618
                                                                          -------             -------
         Total current liabilities . . . . . . . . . . . . . . . . . .     21,537              37,298
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . .        856                 856
                                                                          -------             -------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . .     22,393              38,154
Shareholders' Equity (Deficit):
     Preferred stock, no par value; 2,000 shares
     authorized; none issued  . . . . . . . . . . . . . . . . . . . .           -                   -
     Common stock, par value $.01 per share; 60,000
     shares authorized; 29,592 shares and
     15,784 shares issued and outstanding. . . . . . . . . . . . . .       85,775               70,636
     Cumulative translation adjustment . . . . . . . . . . . . . . . .       (520)                (484)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .    (79,372)             (80,106)
                                                                          -------              -------
          Total shareholders' equity (deficit) . . . . . . . . . . . .      5,883               (9,954)
                                                                          -------              -------
          Total liabilities and shareholders' equity (deficit) . . . .    $28,276              $28,200
                                                                          -------              -------
                                                                          -------              -------

                          The accompanying notes are an integral part of these
                               condensed consolidated financial statements.

                                                    CENTURA SOFTWARE CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)

                                              (in thousands, except per share data)



                                                                                 Three Months                Six Months
                                                                                Ended June 30,              Ended June 30,
                                                                            ----------------------      -------------------
                                                                              1998          1997          1998        1997
                                                                            -------        -------      -------     -------
Net revenues:
     Product . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 7,982        $11,790      $16,566     $21,304
     Service . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,065          4,314        9,253       8,400
                                                                            -------        -------      -------     -------
         Net revenues. . . . . . . . . . . . . . . . . . . . . . . . .       13,047         16,104       25,819      29,704
Cost of revenues:. . . . . . . . . . . . . . . . . . . . . . . . . . .
     Product . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          903          1,301        2,185       2,667
     Service . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,067          2,272        2,163       4,391
                                                                            -------        -------      -------     -------
         Cost of revenues. . . . . . . . . . . . . . . . . . . . . . .        1,970          3,573        4,348       7,058
                                                                            -------        -------      -------     -------
            Gross profit . . . . . . . . . . . . . . . . . . . . . . .       11,077         12,531       21,471      22,646
Operating expenses:. . . . . . . . . . . . . . . . . . . . . . . . . .
     Sales and marketing . . . . . . . . . . . . . . . . . . . . . . .        6,941          7,387       12,768      14,010
     Research and development. . . . . . . . . . . . . . . . . . . . .        1,357          2,718        2,901       5,421
     General and administrative. . . . . . . . . . . . . . . . . . . .        1,797          1,764        3,507       3,457
     Acquisition expense . . . . . . . . . . . . . . . . . . . . . . .            -            270            -         531
                                                                            -------        -------      -------     -------
         Total operating expenses. . . . . . . . . . . . . . . . . . .       10,095         12,139       19,176      23,419
                                                                            -------        -------      -------     -------
            Operating income (loss). . . . . . . . . . . . . . . . . .          982            392        2,295        (773)
Other income (expense):
     Interest income . . . . . . . . . . . . . . . . . . . . . . . . .           91             41          138          96
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .         (113)          (210)        (314)       (424)
     Imputed value of warrants issued in connection with debt
     conversion. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (549)             -         (990)          -
     Foreign currency gain (loss). . . . . . . . . . . . . . . . . . .         (117)            78         (281)       (653)
                                                                            -------        -------      -------     -------
Income (loss) before income taxes. . . . . . . . . . . . . . . . . . .          294            301          848     $(1,754)
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .          106             25          114          35
                                                                            -------        -------      -------     -------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .      $   188        $   276      $   734     $(1,789)
                                                                            -------        -------      -------     -------
                                                                            -------        -------      -------     -------
 Basic net income (loss) per share . . . . . . . . . . . . . . . . . .      $  0.01        $  0.02      $  0.03     $ (0.12)
                                                                            -------        -------      -------     -------
                                                                            -------        -------      -------     -------
 Basic weighted average common shares  . . . . . . . . . . . . . . . .       29,566         15,289       25,220      15,256
                                                                            -------        -------      -------     -------
                                                                            -------        -------      -------     -------
 Diluted net income (loss) per share . . . . . . . . . . . . . . . . .      $  0.01        $  0.02      $  0.03     $ (0.12)
                                                                            -------        -------      -------     -------
                                                                            -------        -------      -------     -------
 Diluted weighted average common shares  . . . . . . . . . . . . . . .       30,875         16,069       25,898      15,256
                                                                            -------        -------      -------     -------
                                                                            -------        -------      -------     -------
                                      The accompanying notes are an integral part of these
                                          condensed consolidated financial statements.

                                      2

                                       CENTURA SOFTWARE CORPORATION

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                              (in thousands)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          --------        ---------
Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .     $   734        $(1,789)
     Adjustments to reconcile net loss to net cash provided by (used
       in) operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . .       1,813          2,704
         Provision for doubtful accounts, sales returns and
         allowances. . . . . . . . . . . . . . . . . . . . . . . . . .         (95)           504
         Issuance of stock warrants  . . . . . . . . . . . . . . . . .         990            102
         Changes in assets and liabilities:
            Accounts receivable. . . . . . . . . . . . . . . . . . . .       2,010          4,153
            Inventory. . . . . . . . . . . . . . . . . . . . . . . . .          55            189
            Other current assets . . . . . . . . . . . . . . . . . . .         249         (1,060)
            Other assets . . . . . . . . . . . . . . . . . . . . . . .         113           (272)
            Accounts payable and accrued liabilities . . . . . . . . .      (2,286)        (1,497)
            Deferred revenue . . . . . . . . . . . . . . . . . . . . .      (1,479)        (4,096)
            Other long-term liabilities. . . . . . . . . . . . . . . .           -            392
                                                                           -------        -------
             Net cash provided by  (used in) operating activities. . .       2,104           (670)

Cash flows from investing activities:
     Maturities of investments . . . . . . . . . . . . . . . . . . . .           -          1,746
     Purchase of investments . . . . . . . . . . . . . . . . . . . . .        (114)            (1)
     Acquisitions of property and equipment. . . . . . . . . . . . . .        (407)        (2,853)
     Capitalization of software costs. . . . . . . . . . . . . . . . .        (362)          (454)
     Proceeds from sale of property and equipment. . . . . . . . . . .           -            462
     Capitalization of intangibles and other assets. . . . . . . . . .         (50)          (129)
                                                                           -------        -------
             Net cash provided by (used in) investing activities . . .        (933)        (1,229)

Cash flows from financing activities:
     Repayment of note payable . . . . . . . . . . . . . . . . . . . .           -           (180)
     Proceeds from short term borrowings . . . . . . . . . . . . . . .         255              -
     Proceeds from issuance of common stock, net . . . . . . . . . . .       1,898            214
                                                                           -------        -------
             Net cash provided by financing activities . . . . . . . .       2,153             34
Effect of exchange rate changes on cash and cash equivalents . . . . .         (36)             8
                                                                           -------        -------
Net increase (decrease) in cash and cash equivalents . . . . . . . . .       3,288         (1,857)
Cash and cash equivalents at beginning of period . . . . . . . . . . .       3,974          6,669
                                                                           -------        -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .      $7,262         $4,812
                                                                           -------        -------
                                                                           -------        -------


                        The accompanying notes are an integral part of these
                             condensed consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     METHOD OF PREPARATION. The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by Centura Software Corporation (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the operating results to be expected for the full year.

     The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally
accepted accounting principles.   Such disclosures are contained in the
Company's Annual Report on Form 10K.

     DERIVATIVE INSTRUMENTS. During the first quarter of 1997, the Company recognized a loss of $731,000 attributed to foreign currency fluctuations on net assets denominated in foreign currencies. As a result, the Company enters into short-term forward contracts to reduce the risks associated with such foreign currency fluctuations. For the quarter ended June 30, 1998, the Company recognized a loss of $117,000 related to foreign currency fluctuations. At June 30, 1998, the Company had $5,831,000 in forward contracts denominated in five currencies; German Deutsche Marks, British Pound Sterling, Netherland Guilders, Italian Lira and Australian Dollars. The carrying value of the instruments approximate their fair value as the Company records entries to "mark-to-market" the respective contracts on a monthly basis. The respective gains and losses from forward contracts are included in other income (expense).

      NET INCOME (LOSS) PER SHARE. Basic earnings per share is computed using the weighted average number of shares of common stock. Diluted earnings per share is computed using the weighted average number of shares of common stock, common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

     Antidilutive options and warrants to purchase 1,065,217 and 442,633 were outstanding at June 30, 1998 and June 30, 1997, respectively. Debt convertible to 5,765,087 shares of common stock was outstanding at June 30, 1997, and was antidilutive. No such debt was outstanding as of June 30, 1998.

The following is a reconciliation of the computation for basic and diluted
EPS:

                                                      Three Months        Three Months        Six Months         Six Months
                                                         Ended               Ended              Ended               Ended
                                                     June 30, 1998       June 30, 1997      June 30, 1998       June 30, 1997
                                                     -------------       -------------      -------------       -------------
                                                                       (in thousands, except per share data)
Net income (loss)                                          $188                $276               $734             $(1,789)
                                                     -------------       -------------      -------------       -------------
Shares calculation
    Average basic shares outstanding                     29,566              15,289             25,220              15,256
Effect of dilutive securities
    Options                                               1,309                 780                678                   -
                                                     -------------       -------------      -------------       -------------
    Total shares used to compute
    diluted earnings per share                           30,875              16,069             25,898              15,256
                                                     -------------       -------------      -------------       -------------
Earnings (loss) per basic share                           $0.01               $0.02              $0.03              $(0.12)
                                                     -------------       -------------      -------------       -------------
                                                     -------------       -------------      -------------       -------------
Earnings (loss) per diluted share                         $0.01               $0.02              $0.03              $(0.12)
                                                     -------------       -------------      -------------       -------------
                                                     -------------       -------------      -------------       -------------

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

        COMPREHENSIVE INCOME (LOSS). The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings consist of currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                            Three Months        Three Months        Six Months          Six Months
                                               Ended               Ended              Ended               Ended
                                           June 30, 1998       June 30, 1997      June 30, 1998       June 30, 1997
                                           -------------       -------------      -------------       -------------
                                                                       (in thousands)
Net income(loss)                                $188                $276               $734             $(1,789)
Other comprehensive loss (gain)                  (25)                 77                 36                  (8)
                                                ----                ----               ----             -------
Total comprehensive income (loss)                213                $199                698              (1,781)
                                                ----                ----               ----             -------
                                                ----                ----               ----             -------

        RECENT ACCOUNTING PRONOUNCEMENTS. In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for the fiscal year ending December 31, 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's consolidated financial statements for the fiscal year ending December 31, 1999.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2000 and has not yet evaluated the impact of adoption and its effects on the Company's results of operations, financial position, capital resources or liquidity.

        RECLASSIFICATIONS. In order to conform to the condensed consolidated balance sheet and statement of cash flows for the six months ended June 30, 1998, certain reclassifications have been made to the condensed consolidated balance sheet at December 31, 1997 and statement of cash flows for the six months ended June 30, 1997.

2. LITIGATION

        On September 17, 1997, Technology Venture (Software) Holdings Limited, formerly known as Eagerquest Investments Limited ("Eagerquest") filed suit against the Company in the United States District Court for the Central District of California alleging that the Company acted improperly with respect to its contract with Eagerquest for the distribution of the Company's products in the territories of Hong Kong and China and that the Company's actions illegally damaged Eagerquest. While the formal settlement document has not yet been signed, the Company has reached an agreement in principle with Eagerquest to resolve outstanding differences and to dismiss the lawsuit. The Company does not believe this will have an adverse material affect on the Company's financial situation or business prospects.

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

3. SHORT-TERM BORROWINGS

       In January 1998, the Company entered into a $5,000,000 asset based loan facility with Coast Business Credit, the "Facility." The loan provides for borrowings of up to $5,000,000, secured by the Company's accounts receivable, combined with a $500,000 capital equipment facility. The Facility bears interest at 1.75% above the Bank of America Reference Rate, and provides for the ability to reduce interest cost based on the achievement of certain financial covenants. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. The facility replaces an accounts receivable factoring
agreement entered into by the Company in June 1997.   As of June 30, 1998
there was $1,836,000 drawn against the $5,000,000 loan facility.

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

        Also, in consideration of services rendered in connection with the Conversion of Note Payable, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 283,019 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Conversion Warrants"). The Rochon Conversion Warrants expire on February 27, 2003. The warrants were valued at $141,000.

       Included with the Note Conversion Agreement is an Investor Rights Agreement ("IRA") between the Company and NAC that carries certain
anti-dilution rights for two years.   In June 1998, the Company and NAC
entered into an agreement to amend the IRA. The amendment included modifications to the IRA that limit NAC's anti-dilution rights related to certain transactions, including the grant of stock options to employees and shares that may be issued as consideration in connection with certain strategic transactions, such as, an acquisition, asset purchase, or license agreement. In consideration for these modifications, the Company issued to NAC warrants to purchase up to 893,320 shares of common stock at an exercise price of $1.81 and up to 300,000 shares of common stock at an exercise price of $2.09, both expiring on June 11, 2003. The warrants for the 893,320 shares were valued at $393,800 by an independent specialty investment banking firm, using a modified Black Scholes method with a risk free rate of 5.51% and a volatility factor of 62.77%. The warrants for the 300,000 shares were valued at $155,300 by an independent specialty investment banking firm, using a modified Black Scholes method with a risk-free rate of 5.48% and a volatility factor of 62.77%. The related charges are included in other income (expense) in the second quarter of 1998.

5. PRIVATE PLACEMENT

        In February 1998, pursuant to the terms of Stock Purchase Agreements, the Company completed a private placement of 2,330,191 shares of the Company's common stock (the "Private Placement"), resulting in gross proceeds to the Company of $2,470,000. In connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock. The warrants are exercisable at $1.25 per share and expire on February 28, 2003. Also, in consideration of services rendered in connection with the Private Placement, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 71,698 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Private Placement Warrants"). The Rochon Private Placement Warrants expire on February 27, 2003. The Company registered the foregoing shares and warrants under the Securities Act of 1933, as amended on a Form S-3 declared effective on May 18, 1998.

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

Results of Operations:

    NET PRODUCT REVENUES. Net product revenues decreased 32% to $8.0 million for the quarter ended June 30, 1998, from $11.8 million for the quarter ended June 30, 1997. The decrease in net product revenues is primarily attributable to decreased sales of Centura tools products while SQLBase database revenues remained approximately constant. International sales accounted for $3.7 million or 46% and $7.5 million or 64% of net product revenues for the
quarters ended June 30, 1998 and 1997, respectively.   The decline in
international sales is primarily attributable to decreased sales in Europe and the Asia-Pacific region as compared with the second quarter of 1997. For the three month period ended June 30, 1998, one customer comprised approximately 29% of the Company's net product revenues.

    Net product revenues decreased 22% to $16.6 million for the six months ended June 30, 1998, from $21.3 million for the six months ended June 30, 1997. International sales accounted for $8.4 million or 51% and $13.7 million or 64% of net product revenues for the six months ended June 30, 1998 and 1997, respectively. The decrease in international sales is primarily due to decreased sales in Europe. SQLBase product revenues increased approximately 6% in the first half of 1998 as compared with the six month period ended June 30, 1997. For the six month period ended June 30, 1998, one customer comprised approximately 18% of the Company's net product revenues.

    NET SERVICE REVENUES. Net service revenues increased 17% to $5.1 million for the quarter ended June 30, 1998, from $4.3 million for the quarter ended June 30, 1997. The increase was primarily due to increased sales of license maintenance support. International sales accounted for 53% and 48% of total net service revenues for the quarters ended June 30, 1998 and 1997, respectively. Net service revenues were $9.3 million and $8.4 million for the six months ended June 30, 1998 and 1997, respectively. International sales accounted for 52% in the first half of 1998 and 42% in the first half of 1997.

     COST OF PRODUCT REVENUES. Cost of product revenues includes the cost of subcontracted production and the amortization of capitalized software. Cost of product revenues decreased 31% to $0.9 million in the 1998 second quarter, principally due to a reduction in the amortization of capitalized software as compared with the 1997 second quarter. Cost of product revenues decreased 18% to $2.2 million over the six month period ended June 30, 1998 as compared with the same period in the prior year. The decrease was primarily due to a reduction in the amortization of capitalized software in the SQLBase product line. Cost of product revenues as a percentage of product revenues remained constant at 11% for the quarters ended June 30, 1998 and 1997. Cost of product revenues as a percentage of product revenues was also constant at 13% for the six months ended June 30, 1998 and 1997, respectively.

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the software purchased from third parties, were $298,000 and $804,000 for the three and six month periods ended June 30, 1998 compared with $644,000 and $1,237,000 for the same periods in 1997.

    COST OF SERVICE REVENUES. Cost of service revenues consists primarily of personnel costs related to product license maintenance, training and technical support. Cost of service revenues decreased to $1.1 million from $2.3 million for the three month periods ended June 30, 1998 and 1997, respectively. For the six months ending June 30, 1998 and 1997, cost of services revenues were $2.2 million and $4.4 million, respectively. Cost of service revenues as a percentage of net service revenues was 21% and 53% for the quarters ended June 30, 1998 and 1997, respectively, and 23% and 52% for the six months ended June 30, 1998 and 1997, respectively. These decreases were due principally to a reduction of the Company's work force, outsourcing of front end telephone support, and the streamlining of operations which took effect in the third quarter of 1997.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $6.9 million, or 53% of net revenues, for the quarter ended June 30, 1998, compared with $7.4 million, or 46% of net revenues, for the quarter ended June 30, 1997. For the six months ended June 30, 1998, sales and marketing expenses were $12.8 million, or 49% of net revenues, compared with $14.0 million or 47% of net revenues for the six months ended June 30, 1997. The reduction in sales and marketing expense reflects the Company's commitment to control spending, while continuing its worldwide marketing efforts.

    RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                                                     Three Months               Six Months
                                                                        Ended                     Ended
                                                                       June 30,                  June 30,
                                                                --------------------        -------------------
                                                                 1998          1997          1998         1997
                                                                ------        ------        ------       ------
                                                                                   (in thousands)
Gross research and development expenses. . . . . . . . . . .    $1,690        $2,856        $3,263       $5,875
Capitalized internal software development costs. . . . . . .      (333)         (138)         (362)        (454)
                                                                ------        ------        ------       ------
Net research and development expenses. . . . . . . . . . . .    $1,357        $2,718        $2,901       $5,421
                                                                ------        ------        ------       ------
                                                                ------        ------        ------       ------

 As a Percentage of Net Revenues:
    Gross research and development expenses. . . . . . . . .        13%           18%           13%          20%
    Net research and development expenses. . . . . . . . . .        10%           17%           11%          18%

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses was approximately constant for the quarters ended June 30, 1998 and 1997, respectively, and $3.5 million and $4.0 million for the six months ended June 30, 1998 and 1997, respectively.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, interest expense, and gains or losses on foreign currency transactions. For the quarter ended June 30, 1998 other income (expense), net was $(0.7) million, compared to $(0.1) million for the quarter ended June 30, 1997. This was primarily attributable to the imputed value of warrants of $0.5 million issued in connection with the Company's conversion of debt during the first quarter of 1998 and the subsequent amendment to the debt conversion agreement in the second quarter of 1998. (See Note 4 of the Notes to Condensed Consolidated Financial Statements).

    For the six months ended June 30, 1998 other income (expense), net was $(1.4) million, compared to $(1.0) million for the six months ended June 30, 1997. This was primarily attributable to the imputed value of warrants of $(1.0) million issued in connection with the Company's conversion of debt during the first quarter of 1998, offset by $0.4 million reduced foreign currency losses due to the purchase of foreign currency forward contracts in the principal currencies in which the Company conducts business.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $0.1 million for both the quarter ended June 30, 1998 and for the first six months of 1998, and was insignificant for the corresponding periods of 1997. The provision primarily relates to foreign withholding taxes. Due to the availability of net operating loss carryforwards arising in prior years, no provision for U.S. income taxes was made for the three and six month periods ended June 30, 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES:

    In the first quarter of 1998 the Company completed a note payable conversion and private placement of common stock, as described in Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements. Together with the net income for the period, this resulted in a net increase in shareholder's equity of $15.0 million at the end of the first quarter of 1998.

    At June 30, 1998, the Company had a deficit working capital position of $1.4 million, including a liability for deferred revenues of $13.1 million. Excluding deferred revenues, working capital would have been $11.7 million. This represents an increase in working capital of $16.8 million from December 31, 1997. Net cash provided by operating activities for the six months ended June 30, 1998 was $2.1 million, which resulted primarily from a decrease in accounts receivable, depreciation and amortization, net income and issuance of stock warrants, partially offset by decreases in accounts payable and accrued liabilities (principally comprised of interest on the CA
Note), and deferred revenue. Cash used in investing activities totaled $0.9 million which related primarily to the purchases of property and equipment and capitalization of software development costs. Cash from financing activities totaled $2.2 million of which $1.9 million is primarily from the private placement and $0.3 million is proceeds from short-term borrowings.

        At June 30, 1998 the Company had $5.8 million in unsecured foreign currency contracts, denominated in various currencies, as part of a program to hedge the financial exposure arising from foreign denominated monetary assets and liabilities.

       The deferred product and support revenues of $13.1 million at June 30, 1998 reflects a delay in recognition of revenue in accordance with Generally Accepted Accounting Principles and requires minimal use of future resources of the Company.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS:

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

       RECENT CHANGES IN SENIOR MANAGEMENT. In the fourth quarter of 1997, the Company announced significant changes in senior management. Such changes included the election and appointment of Scott R. Broomfield as Chief Executive Officer, the appointment of John W. Bowman as Chief Financial Officer, Kathy Lane as Senior Vice President of Marketing, and the election of Messrs. Jack King, Philip Koen and Earl Stahl to the Company's Board of Directors, and the retirement of Samuel M. Inman, III, Earl Stahl and Richard Gelhaus from their positions as officers of the Company. In February 1998 the Company announced the election of Messrs. William D. Nicholas and Peter Micciche to the Board of Directors and the appointment of Scott R. Broomfield to the position of Chairman & CEO. There can be no assurance that the new management team will be successful in the execution of its objectives or that the successful execution of these objectives will result in improved operating results or financial position of the Company.

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

       Also, in consideration of services rendered in connection with the Conversion of Notes Payable, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 283,019 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Conversion Warrants"). The Rochon Conversion Warrants expire on February 27, 2003. The warrants were valued at $141,000.

    Included with the Note Conversion Agreement is an Investor Rights Agreement ("IRA") between the Company and NAC that carries certain
anti-dilution rights for two years.   In June 1998, the Company and NAC
entered into an agreement to amend the IRA. The amendment included modifications to the IRA that limit NAC's anti-dilution rights related to certain transactions, including the grant of stock options to employees and shares that may be issued as consideration in connection with certain strategic transactions, such as, an acquisition, asset purchase, or license agreement. In consideration for these modifications, the Company issued to NAC warrants to purchase up to 893,320 shares of common stock at an exercise price of $1.81 and up to 300,000 shares of common stock at an exercise price of $2.09, both expiring on June 11, 2003. The warrants for the 893,320 shares were valued at $393,800 by an independent specialty investment banking firm, using a modified Black Scholes method with a risk free rate of 5.51% and a volatility factor of 62.77%. The warrants for the 300,000 shares were valued at $155,300 by an independent specialty investment banking firm, using a modified Black Scholes method with a risk-free rate of 5.48% and a volatility factor of 62.77%. The related charges are included in other income (expense) in the second quarter of 1998.

        Also in February 1998, pursuant to the terms of Stock Purchase Agreements, the Company completed a private placement of 2,330,191 shares of the Company's common stock (the "Private Placement"), resulting in gross proceeds to the Company of $2,470,000. In connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock. The warrants are exercisable at $1.25 per share and expire on February 28, 2003. Also, in consideration of services rendered in connection with the Private Placement, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 71,698 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Private

Placement Warrants"). The Rochon Private Placement Warrants expire on February 27, 2003. The Company registered the foregoing shares and warrants under the Securities Act of 1933, as amended on a Form S-3 declared effective on May 18, 1998.

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

       While the Company has begun the implementation of Year 2000 related upgrades appropriate for the Company's internal systems and equipment and Year 2000 compliance issues in the systems of customers, vendors and other related parties, there can be no assurance that problems will not arise as a result of the Year 2000 issue.

        EMBEDDABLE DATABASE MARKET. Since database capacity is often indicative of differences in customer application, segments within the PC client/server market in which the Company competes can generally be distinguished and segregated by the target capacity of the database utilized. The Company generally markets its database products in environments utilizing capacity ranging from small, Smart Device environments to those of multiple Gigabytes. Competitors of the Company, including Microsoft, Sybase, Pervasive and Oracle, generally have product offerings which compete with the Company's products in some or all of these capacity ranges. In addition, some of these competitors are providers of sophisticated database software, originally designed and marketed primarily for use with mainframes and minicomputers, which, if successfully re-configured to provide similar functionality in PC client/server, or smaller capacity environments, could materially and adversely impact the Company's revenues, results of operations and financial condition.

       COMPETITION. The market for client/server system software is intensely competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this market relating to embeddable PC and Web client/server software, and the Company's current and prospective competitors offer a variety of solutions to address this market segment.

       TOOLS AND CONNECTIVITY MARKETS. The Company faces competition from providers of software specifically developed for the PC client/server market, such as Oracle, Sybase, Microsoft, Inprise and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase. The Company also faces potential competition from vendors of applications development tools based on 4GLs (generation languages) or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment and a variety of newly created tools that export Java-TM- program language connectivity, additional competitors or potential competitors have emerged.

       The principal competitive factors affecting the market for the Company's products include, breadth of distribution and name recognition, product architecture, performance, functionality, price, product quality, customer support. The Company experienced increased competition during 1997, 1996, and 1995, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Competition".

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

        DEPENDENCE UPON DISTRIBUTION CHANNELS. The Company relies on relationships with value-added resellers and independent third party distributors for a substantial portion of its sales and revenues. Some of the Company's resellers and distributors also offer competing products. Most of the Company's resellers and distributors are not subject to any minimum purchase requirements, they can cease marketing the Company's products at any time, and they may from time to time be granted stock exchange or rotation rights. Moreover, the introduction of new and enhanced products may result in higher product returns and exchanges from distributors and resellers. Any product returns or exchanges in excess of recorded allowances could have a material adverse effect on the Company's business, operating results and financial condition. The Company also maintains strategic relationships with a number of vertical software vendors and other technology companies for marketing or resale of the Company's products. Any termination or significant disruption of the Company's relationship with a major portion of its resellers or distributors, or the failure by such parties to renew agreements with the Company, could materially and adversely affect the Company's business, operating results and financial condition. Since 1994 the Company has reduced its resources devoted to North American corporate sales and also decreased its expenditures on corporate and product marketing. Failure of the Company to successfully implement, support and manage its sales strategies could have a material adverse effect on the Company.

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

       INTERNATIONAL SALES AND OPERATIONS. International sales represented 58%, 60% and 61% of the Company's net revenues for the years ended December 31,1997, 1996 and 1995, respectively. A key component of the Company's strategy is continued expansion into international markets, and the Company currently anticipates that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. The Company will need to retain effective distributors, and hire, retain and motivate qualified personnel internationally to maintain and/or expand its international presence. There can be no assurance that the Company will be able to successfully market, sell, localize and deliver its products in these international markets. In addition to the uncertainty as to the Company's ability to sustain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements and government controls, problems and delays in collecting accounts receivable, tariffs, export license requirements and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and certain other parts of the world, restrictions on the export of critical technology, and potentially adverse tax consequences, which could adversely impact the success of international operations. Sales of the Company's products are denominated both in local currencies of the respective geographic region and in US dollars, depending upon the economic stability of that region and locally accepted business practices. Accordingly, any increase in the value of the US dollar relative to local currencies in these markets may negatively impact revenues, results of operations and financial condition. An increase in the relative value of the US dollar would serve to increase the relative foreign currency cost to the customer of a US dollar denominated purchase, which may negatively affect the Company's sales in foreign markets. In addition, the US dollar value of a sale denominated in a region's local currency decreases in proportion to relative increases in the value of the US dollar. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions.
There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

       PROPRIETARY RIGHTS. The success and ability of the Company to compete is dependent in part upon the Company's proprietary technology. While the Company relies on trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and customer support are more essential to establishing and maintaining a technology leadership position. The Company has one patent with respect to its SQLWINDOWS and CENTURA TEAM DEVELOPER products. The Company believes that the ownership of patents is not necessarily a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Also, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use their products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company intends to apply for new patents as appropriate opportunities and need becomes evident.

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

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On September 17, 1997, Technology Venture (Software) Holdings Limited, formerly known as Eagerquest Investments Limited ("Eagerquest") filed suit against the Company in the United States District Court for the Central District of California alleging that the Company acted improperly with respect to its contract with Eagerquest for the distribution of the Company's products in the territories of Hong Kong and China and that the Company's actions illegally damaged Eagerquest. While the formal settlement document has not yet been signed, the Company has reached an agreement in principle with Eagerquest to resolve outstanding differences and to dismiss the lawsuit. The Company does not believe this will have an adverse material affect on the Company's financial situation or business prospects.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) SECURITIES SOLD. On February 28, 1998 the Company issued and sold to purchasers in a Private Placement 2,330,191 shares of the Company's Common Stock (the "PP Shares") and warrants exercisable for 1,082,548 shares of the Company's Common Stock (the "PP Warrants"). The Company also issued and sold to Computer Associates International, Inc. ("CA") a warrant exercisable for 500,000 shares of the Company's Common Stock (the "CA Warrant"). The Company also converted a convertible promissory note plus accrued interest (collectively, the "Note") held by Newport Acquisition Company No. 2, LLC ("NAC") into 11,415,094 shares of the Company's Common Stock. (the "NAC Shares"). The Company also issued to Rochon Capital Group, Ltd. ("Rochon"), its financial advisor, warrants exercisable for a total of 354,717 shares of the Company's Common Stock (the "Rochon Warrants") in partial consideration for Rochon's services in connection with the foregoing transactions.

     (b) UNDERWRITERS AND OTHER PURCHASERS. There were no underwriters for the foregoing transactions. The PP Shares and PP Warrants were offered only to a group of accredited investors. The CA Warrant was offered only to CA, an accredited investor. The NAC Shares were offered only to NAC, an accredited investor. The Rochon Warrants were offered only to Rochon, an accredited investor.

     (c) CONSIDERATION. The PP Shares and PP Warrants were sold for an aggregate offering price of $2,470,502. The CA Warrant was sold for an aggregate offering price of $500. The NAC Shares were sold in consideration of NAC's cancellation of the Note in the aggregate principal amount of $10,000,000 plus accrued interest through February 27, 1998 of $2,251,771.

     (d) EXEMPTION FROM REGISTRATION CLAIMED. The foregoing transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Rule 506 of Regulation D, which provides an exemption for sales without regard to the dollar amount of the offering, provided that there are no more than 35 purchasers, and the sale satisfies all terms and conditions of Rules 501 and 502 under the Act.

     (e) TERMS OF CONVERSION OR EXERCISE. The PP Warrants are exercisable at a price of $1.25 per share and expire on February 28, 2003. The CA Warrant is exercisable at a price of $1.906 per share and expires on February 27, 2004. The Rochon Warrants are exercisable at a price of $2.12 per share and expire on February 27, 2003.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES _ NOT APPLICABLE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held it's Annual Meeting of shareholders on June 17, 1998. There were present at the meeting, in person or represented by proxy, the holders of 26,441,900 shares of Common Stock, which represented approximately 89.5% of the outstanding shares of Common Stock entitled to vote. The matters voted on at the meeting and the votes cast were as follows:

     1. All Management's nominees for directors were elected as listed below:

    Name of Nominee                                             Votes Cast
    ---------------                                             ----------
    Scott R. Broomfield  . . . . . . . . . . .      For         26,304,774
                                                    Withheld       137,126

    Samuel M. Inman, III . . . . . . . . . . .      For         25,897,490
                                                    Withheld       544,410

    Jack King. . . . . . . . . . . . . . . . .      For         26,295,592
                                                    Withheld       146,308

    Philip Koen  . . . . . . . . . . . . . . .      For         26,296,892
                                                    Withheld       145,008

    Peter Micciche . . . . . . . . . . . . . .      For         26,293,108
                                                    Withheld       148,792

    William D. Nicholas  . . . . . . . . . . .      For         26,301,892
                                                    Withheld       140,008

    Earl M. Stahl. . . . . . . . . . . . . . .      For         26,283,933
                                                    Withheld       157,967

     2. The approval of an amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 3,000,000 shares. There were 17,322,660 shares of Common Stock voting in favor, 629,248 shares of Common Stock voting against, 407,006 shares of Common Stock abstaining and 8,082,986 non-votes.

     3. The approval of amendments to the Company's 1996 Directors Stock Option Plan: (i) to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares to an aggregate of 1,000,000 shares; (ii) to increase the number of shares underlying stock options granted to each nonemployee director from 50,000 to 100,000 shares; and (iii) to reduce the number of years over which new nonemployee director option grants will vest from four (4) years to three (3) years. There were 17,286,164 shares of Common Stock voting in favor, 699,569 shares of Common Stock voting against, 373,181 shares of Common Stock abstaining and 8,082,986 non-votes.

     4. The approval of an amendment to the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares to an aggregate of 1,400,000 shares. There were 17,856,364 shares of Common Stock voting in favor, 404,457 shares of Common Stock voting against, 98,093 shares of Common Stock abstaining and 8,082,986 non-votes.

     5. The approval of (i) a change in the Company's state of incorporation from California to Delaware by means of a merger of the Company with and into a wholly owned Delaware subsidiary of the Company, (ii) assumption of the Company's employee benefit plans and stock option and purchase plans by the Delaware subsidiary and (iii) revisions in the Company's indemnification agreements with its officers and directors to conform such agreements to Delaware law; provided that (i) the Certificate of Incorporation and Bylaws of the Delaware subsidiary permit the Company's shareholders to act by written consent and (ii) the Bylaws of the Delaware subsidiary permit any shareholder or group of shareholders of the Company holding at least 20% of the outstanding capital stock of the Company to call special stockholder meetings in accordance with the Delaware General Corporation Law and the Company's Bylaws. There were 17,134,834 shares of Common Stock voting in favor, 1,129,845 shares of Common Stock voting against, 76,742 shares of Common Stock abstaining and 8,100,479 non-votes.

     6. The ratification of the appointment of Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as the

Company's independent public accountants for the fiscal year ending December 31, 1998. There were 26,312,643 shares of Common Stock voting in favor, 97,059 shares of Common Stock voting against, 32,198 shares of Common Stock abstaining and 0 non-votes.

ITEM 5.   OTHER INFORMATION _ NOT APPLICABLE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

               27.1  Financial Data Schedule

        (b) The Company filed the following report on Form 8-K during the quarter ended June 30, 1998:

             Report Date:  June 13, 1998 (filed June 30, 1998)
             Item 5:  Other Events

             The Company announced that it had successfully completed its 1998 Annual Shareholder's Meeting and had reached agreement with Newport Acquisition Company No. 2, LLC ("NAC") to amend the Investor Rights Agreement ("IRA") dated February 27, 1998 between the Company and NAC. Pursuant to such amendment, certain terms of NAC's antidilution protection were modified and the Company agreed to accelerate registration of approximately 11.4 million shares of the Company's Common
             Stock held by NAC and warrants held by NAC exercisable for approximately 1.2 million shares of the Company's Common
             Stock.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTURA SOFTWARE CORPORATION
                                   By:
                                   ___________________________________________
August 14, 1998                    John W. Bowman
                                   Senior Vice President Of Finance And
                                   Operations, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)