Form 10-Q
period 1998-09-30
CENTURA SOFTWARE CORP
filed 1998-11-16
CIK 895021

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ___________

                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD        TO

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

                          Yes        No   X
                              -----     -----

     As of October 31, 1998, there were 29,598,932 shares of the Registrant's Common Stock outstanding.

                        CENTURA SOFTWARE CORPORATION
             FORM 10-Q for the Quarter Ended September 30, 1998

                                    INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I  FINANCIAL INFORMATION
        Item 1.      Financial Statements and Supplementary Data
                     a)   Condensed consolidated balance sheets at
                          September 30, 1998 and December 31, 1997 . . .   1
                     b)   Condensed consolidated statements of
                          operations for the three months and nine
                          months ended September 30, 1998 and 1997 . . .   2
                     c)   Condensed consolidated statements of cash
                          flows for the nine months ended September
                          30, 1998 and 1997  . . . . . . . . . . . . . .   3
                     d)   Notes to condensed consolidated financial
                          Statements . . . . . . . . . . . . . . . . . .   4
        Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations . . .   8
PART II OTHER INFORMATION
        Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . .  17
        Item 2.      Changes in Securities and Use of Proceeds . . . . .  17
        Item 3.      Defaults in Senior Securities . . . . . . . . . . .  17
        Item 4.      Submission of Matters to a Vote of Security
                     Holders . . . . . . . . . . . . . . . . . . . . . .  17
        Item 5.      Other Information . . . . . . . . . . . . . . . . .  17
        Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . .  18

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CENTURA SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     1998              1997
                                                                                 -------------      ------------
                                   ASSETS
Current Assets:
   Cash and cash equivalents...................................................    $  7,728          $  3,974
   Accounts receivable, less allowances of $1,512 and $1,621...................      13,106            11,744
   Inventory...................................................................         145               259
   Other current assets........................................................       3,421             3,089
                                                                                   --------          --------
     Total current assets......................................................      24,400            19,066
Property and equipment, at cost, net of accumulated depreciation...............       2,776             3,511
Capitalized software, at cost, net of accumulated amortization.................       1,824             2,573
Long-term investments..........................................................       1,377             1,263
Other assets...................................................................       1,546             1,787
                                                                                   --------          --------
     Total assets..............................................................    $ 31,923          $ 28,200
                                                                                   --------          --------
                                                                                   --------          --------

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Subordinated Notes Payable..................................................    $     --          $ 10,000
   Accounts payable............................................................       3,609             4,244
   Accrued compensation and related expenses...................................       1,564             1,521
   Short-term borrowings.......................................................       3,996             1,581
   Other accrued liabilities...................................................       2,200             5,334
   Deferred revenue............................................................      12,816            14,618
                                                                                   --------          --------
     Total current liabilities.................................................      24,185            37,298
Other long-term liabilities....................................................         856               856
                                                                                   --------          --------
          Total liabilities....................................................    $ 25,041          $ 38,154

Shareholders' Equity (Deficit):
     Preferred stock, no par value; 2,000 shares authorized; none issued.......          --                --
     Common stock, par value $.01 per share; 60,000 shares authorized;
     29,599 shares 15,784 shares issued and outstanding........................      85,701            70,636
     Cumulative translation adjustment.........................................        (552)             (484)
     Accumulated deficit.......................................................     (78,267)          (80,106)
                                                                                   --------          --------
          Total shareholders' equity (deficit).................................       6,882            (9,954)
                                                                                   --------          --------
          Total liabilities and shareholders' equity (deficit).................    $ 31,923          $ 28,200
                                                                                   --------          --------
                                                                                   --------          --------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                        CENTURA SOFTWARE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                              ------------------   -----------------
                                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                              ------------------   -----------------
                                                                               1998       1997      1998      1997
                                                                              -------    -------   -------   -------
Net Revenues:
   Product . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 8,811    $ 9,371   $25,377   $30,675
   Service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,310      4,327    14,563    12,727
                                                                              -------    -------   -------   -------
     Net revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,121     13,698    39,940    43,402

Cost of revenues:
   Product . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,370        906     3,556     3,573
   Service . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,079      1,868     3,241     6,259
                                                                              -------    -------   -------   -------
     Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,449      2,774     6,797     9,832
                                                                              -------    -------   -------   -------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,672     10,924    33,143    33,570

Operating expenses:
   Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . .      7,178      5,964    19,945    19,974
   Research and development. . . . . . . . . . . . . . . . . . . . . . . .      1,674      2,512     4,574     7,933
   General and administrative. . . . . . . . . . . . . . . . . . . . . . .      1,786      1,694     5,294     5,152
   Restructuring Expense . . . . . . . . . . . . . . . . . . . . . . . . .        -          563       -         563
   Acquisition expense . . . . . . . . . . . . . . . . . . . . . . . . . .        -          -         -         530
                                                                              -------    -------   -------   -------
     Total operating expenses. . . . . . . . . . . . . . . . . . . . . . .     10,638     10,733    29,813    34,152
                                                                              -------    -------   -------   -------
      Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . .     1,034        191     3,330      (582)

Other income (expense):
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        110         90       249       186
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (113)      (293)     (428)     (717)
   Imputed value of warrants issued in connection with debt conversion . .        -          -        (990)       -
   Foreign currency gain (loss). . . . . . . . . . . . . . . . . . . . . .        163        132      (118)     (521)
                                                                              -------    -------   -------   -------
Income (loss) before income taxes. . . . . . . . . . . . . . . . . . . . .      1,194        120     2,043    (1,634)
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . .         90         10       204        45
                                                                              -------    -------   -------   -------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,104    $   110   $ 1,839   $(1,679)
                                                                              -------    -------   -------   -------
                                                                              -------    -------   -------   -------
Basic net income (loss) per share. . . . . . . . . . . . . . . . . . . . .    $  0.04    $  0.01   $  0.07   $ (0.11)
                                                                              -------    -------   -------   -------
                                                                              -------    -------   -------   -------
Basic weighted average common shares . . . . . . . . . . . . . . . . . . .     29,599     15,464    26,696    15,327
                                                                              -------    -------   -------   -------
                                                                              -------    -------   -------   -------
Diluted net income (loss) per share. . . . . . . . . . . . . . . . . . . .    $  0.04    $  0.01   $  0.07   $ (0.11)
                                                                              -------    -------   -------   -------
                                                                              -------    -------   -------   -------
Diluted weighted average common shares . . . . . . . . . . . . . . . . . .     29,714     16,149    27,191   15,327
                                                                              -------    -------   -------   -------
                                                                              -------    -------   -------   -------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                        CENTURA SOFTWARE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                              -----------------
                                                                               1998      1997
                                                                              -------   -------
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,839   $(1,679)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      2,666     3,913
     Loss on disposal of fixed assets. . . . . . . . . . . . . . . . . . .        327        --
     Provision for doubtful accounts, sales returns and allowances . . . .       (109)       62
     Issuance of stock warrants. . . . . . . . . . . . . . . . . . . . . .        990       102
   Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .     (1,253)    4,644
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        114        --
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .       (332)     (773)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        146      (229)
     Accounts payable and accrued liabilities. . . . . . . . . . . . . . .     (1,549)   (2,105)
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,802)   (6,367)
     Accrued litigation expense. . . . . . . . . . . . . . . . . . . . . .         --         9
     Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .         --       392
                                                                              -------   -------
       Net cash provided by (used in) operating activities . . . . . . . .      1,037    (2,031)


Cash flows from investing activities:
   Maturities of investments . . . . . . . . . . . . . . . . . . . . . . .         --     2,065
   Purchase of investments . . . . . . . . . . . . . . . . . . . . . . . .       (114)       --
   Acquisitions of property and equipment. . . . . . . . . . . . . . . . .       (908)   (3,067)
   Capitalization of software costs. . . . . . . . . . . . . . . . . . . .       (428)     (639)
   Proceeds from sale of property and equipment. . . . . . . . . . . . . .         --       462
   Capitalization of intangibles and other assets. . . . . . . . . . . . .        (78)     (179)
                                                                              -------   -------
       Net cash used in investing activities . . . . . . . . . . . . . . .      1,528    (1,358)


Cash flows from financing activities:
   Repayment of note payable . . . . . . . . . . . . . . . . . . . . . . .         --      (180)
   Proceeds from short-term borrowings . . . . . . . . . . . . . . . . . .      2,415        --
   Proceeds from issuance of common stock, net . . . . . . . . . . . . . .      1,898       616
                                                                              -------   -------
       Net cash provided by financing activities . . . . . . . . . . . . .      4,313       436


Effect of exchange rate changes on cash and cash equivalents . . . . . . .        (68)      109
                                                                              -------   -------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .      3,754    (2,844)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .      3,974     6,669
                                                                              -------   -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .    $ 7,728   $ 3,825
                                                                              -------   -------
                                                                              -------   -------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

                        CENTURA SOFTWARE CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     METHOD OF PREPARATION. The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997 have been prepared by Centura Software Corporation (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the operating results to be expected for the full year.

     The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in the Company's Annual Report on Form 10K.

     DERIVATIVE INSTRUMENTS. During the first quarter of 1997, the Company recognized a loss of $731,000 attributed to foreign currency fluctuations on net assets denominated in foreign currencies. As a result, the Company enters into short-term forward contracts to reduce the risks associated with such foreign currency fluctuations. For the quarter ended September 30, 1998, the Company recognized a gain of $163,000 related to foreign currency fluctuations. At September 30, 1998, the Company had $5,778,000 in forward contracts denominated in five currencies; German Deutsche Marks, British Pound Sterling, Netherlands Guilders, Italian Lira and Australian Dollars. The carrying value of the instruments approximate their fair value as the Company records entries to "mark-to-market" the respective contracts on a monthly basis. The respective gains and losses from forward contracts are included in other income (expense).

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

     The following is a reconciliation of the computation for basic and diluted EPS:

                                          THREE MONTHS        NINE MONTHS
                                             ENDED               ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       -----------------   ------------------
                                         1998      1997      1998      1997
                                       -------   -------   -------    -------
                                        (in thousands, except per share data)
Net income (loss)                      $ 1,104   $   110   $ 1,839    $(1,679)
                                       -------   -------   -------    -------
Shares calculation

  Average basic shares outstanding      29,599    15,464    26,696     15,327
Effect of dilutive securities Options      115       685       495         --
                                       -------   -------   -------    -------
Total shares used to compute
diluted earnings per share              29,714    16,149    27,191     15,327
                                       -------   -------   -------    -------

Earnings (loss) per basic share        $  0.04   $  0.01   $  0.07    $ (0.11)
                                       -------   -------   -------    -------
                                       -------   -------   -------    -------
Earnings (loss) per diluted share      $  0.04   $  0.01   $  0.07    $ (0.11)
                                       -------   -------   -------    -------
                                       -------   -------   -------    -------

     Antidilutive options and warrants to purchase 8,256,628 and 251,850 were outstanding at September 30, 1998 and September 30, 1997, respectively. Debt convertible to 4,382,017 shares of common stock was outstanding at September 30, 1997 and was antidilutive. No such debt was outstanding as of September 30, 1998.

     REVENUE RECOGNITION. In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Positions No 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company has adopted for transactions entered into beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue Recognition."

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

     COMPREHENSIVE INCOME (LOSS). The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings consist of foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                         THREE MONTHS          NINE MONTHS
                                      ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                      -------------------  -------------------
                                        1998       1997     1998        1997
                                      --------    -------  -------     -------
                                                   (in thousands)
Net income (loss)                      $1,104     $ 110     $1,839     $(1,679)
Other comprehensive loss (gain)            32      (101)        68        (109)
                                       ------     -----     ------     -------
Total comprehensive income (loss)      $1,136     $   9     $1,907     $(1,788)
                                       ------     -----     ------     -------
                                       ------     -----     ------     -------

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

     RECLASSIFICATIONS. In order to conform to the condensed consolidated balance sheet and statement of cash flows for the nine months ended September 30, 1998, certain reclassifications have been made to the condensed consolidated balance sheet at December 31, 1997 and statement of cash flows for the nine months ended September 30, 1997.

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

3.   SHORT-TERM BORROWINGS

     In January 1998, the Company entered into a $5,000,000 asset based loan facility with Coast Business Credit, the "Facility." The loan provides for borrowings of up to $5,000,000, secured by the Company's accounts receivable, combined with a $500,000 capital equipment facility. The Facility bears interest at 1.75% above the Bank of America Reference Rate, and provides for the ability to reduce interest cost based on the achievement of certain financial covenants. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. The facility replaces an accounts receivable factoring agreement
entered into by the Company in June 1997.   As of September 30, 1998 there
was $3,996,000 drawn against the $5,000,000 loan facility.

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

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations:

     NET PRODUCT REVENUES. Net product revenues consist of product shipments and license fees. Net product revenues decreased 6% to $8.8 million for the quarter ended September 30, 1998, from $9.4 million for the quarter ended September 30, 1997. Declines in Tools and Database product sales were partially offset by increases in the connectivity and reporting product sales. International sales accounted for $4.6 million or 52% and $5.6 million or 59% of net product revenues for the quarters ended September 30, 1998 and 1997, respectively. The decline in international sales is primarily attributable to decreased sales in Europe and the Asia-Pacific region as compared with the third quarter of 1997.

     Net product revenues decreased 17% to $25.4 million for the nine months ended September 30, 1998, from $30.7 million for the nine months ended September 30, 1997. International sales accounted for $13.0 million or 51% and $19.2 million or 63% of net product revenues for the nine months ended September 30, 1998 and 1997, respectively. The decrease in international sales is primarily due to decreased sales in Europe.

     NET SERVICE REVENUES. Net service revenues increased 23% to $5.3 million for the quarter ended September 30, 1998, from $4.3 million for the quarter ended September 30, 1997. The increase was primarily due to increased sales of license maintenance support. International sales accounted for 51% and 50% of total net service revenues for the quarters ended September 30, 1998 and 1997, respectively. Net service revenues were $14.6 million and $12.7 million for the nine months ended September 30, 1998 and 1997, respectively. International sales accounted for 52% and 45% of total net service revenues for the nine months ended September 30, 1998 and 1997, respectively.

     COST OF PRODUCT REVENUES. Cost of product revenues includes the cost of production and the amortization of capitalized software. Cost of product revenues increased 51% to $1.4 million for the quarter ended September 30, 1998, principally due to an increase in royalties expense as compared with $0.9 million in the 1997 third quarter. Cost of product revenues remained relatively consistent at $3.6 million over the nine month period ended September 30, 1998 as compared with the same period in the prior year. Cost of product revenues as a percentage of product revenues increased to 16% from 10% for the quarters ended September 30, 1998 and 1997, respectively. Cost of product revenues as a percentage of product revenues also increased to 14% from 12% for the nine months ended September 30, 1998 and 1997, respectively.

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the software purchased from third parties, were $373,000 and $1,177,000 for the three and nine month periods ended September 30, 1998 compared with $627,000 and $1,864,000 for the same periods in 1997, respectively.

     COST OF SERVICE REVENUES. Cost of service revenues consists primarily of personnel costs related to product license maintenance, training and technical support. Cost of service revenues decreased to $1.1 million from $1.9 million for the three month periods ended September 30, 1998 and 1997, respectively. For the nine month period ending September 30, 1998 and 1997, cost of services revenues were $3.2 million and $6.3 million, respectively. Cost of service revenues as a percentage of net service revenues were 20% and 43% for the quarters ended September 30, 1998 and 1997, respectively, and 22% and 49% for the nine month period ended September 30, 1998 and 1997, respectively. These decreases were due principally to a reduction of the Company's work force, outsourcing of front end telephone support, and the streamlining of operations which took effect in the third quarter of 1997.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses were $7.2 million, or 51% of net revenues, for the quarter ended September 30, 1998, compared with $6.0 million, or 44% of net revenues, for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, sales and marketing expenses were $19.9 million, or 50% of net revenues, compared with $20.0 million or 46% of net revenues for the nine month period ended September 30, 1997. The increase in sales and marketing expense as a percentage of net revenues is due to the Company's worldwide marketing efforts.

     RESEARCH AND DEVELOPMENT EXPENSES. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                                            THREE MONTHS        NINE MONTHS
                                                               ENDED               ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                          ----------------    ----------------
                                                           1998      1997      1998      1997
                                                          ------    ------    ------    ------
                                                                     (in thousands)
Gross research and development expenses. . . . . . . .    $1,740    $2,697    $5,002    $8,572
Capitalized internal software development costs. . . .       (66)     (185)     (428)     (639)
                                                          ------    ------    ------    ------
Net research and development expenses. . . . . . . . .    $1,674    $2,512    $4,574    $7,933
                                                          ------    ------    ------    ------
                                                          ------    ------    ------    ------

As a percentage of net revenue
    Gross research and development expenses. . . . . .       12%       20%       13%       20%
    Net research and development expenses. . . . . . .       12%       18%       11%       18%

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.8 million and $1.7 million for the quarters ended September 30, 1998 and 1997, respectively, and $5.3 million and $5.2 million for the nine month period ended September 30, 1998 and 1997, respectively.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net is comprised of interest income, interest expense, and gains or losses on foreign currency transactions. For the quarter ended September 30, 1998 other income
(expense) remained relatively consistent at $0.1 Million, and is primarily attributable to net gains on foreign currency transactions.

     For the nine month period ended September 30, 1998 other income (expense), net was $(1.3) million, compared to $(1.1) million for the nine month period ended September 30, 1997. The increased expense was primarily attributable to the imputed value of warrants of $1.0 million issued in connection with the Company's conversion of debt during the first quarter of 1998, offset by a decrease in net interest expense of $0.4 million, and $0.4 million less of foreign currency losses due to the purchase of foreign currency forward contracts in the principal currencies in which the Company conducts business.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $0.1 million for the quarter ended September 30, 1998 and was $0.2 million for the first nine month period of 1998, and was insignificant for the corresponding periods of 1997. The provision primarily relates to foreign withholding taxes. Due to the availability of net operating loss carryforwards arising in prior years, no provision for U.S. income taxes was made for the three and nine month periods ended September 30, 1998 and 1997.

     YEAR 2000 ISSUE. Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug" or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

     Software Sold to Consumers. All current products developed by CENTURA are designed to record, store and process and present calendar dates occurring on or after January 1, 2000 with the same degree of accuracy that such products process dates occuring before such date.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process in a timely manner.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Disclaimer. Management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur, or the severity, duration, or financial consequences of these perhaps inevitable failures. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

LIQUIDITY AND CAPITAL RESOURCES:

     At September 30, 1998, the Company had a working capital position of $0.2 million, including a liability for deferred revenues of $12.8 million. Excluding deferred revenues, working capital would have been $13 million. This represents an increase in working capital of $18.5 million from December 31, 1997. Net cash provided by operating activities for the nine months ended September 30, 1998 was $1.0 million, which resulted primarily from net income, depreciation and amortization, increases in accounts receivable and other assets, and reductions in deferred revenue and accounts payable and accrued liabilities. Cash used in investing activities totaled $1.5 million, which related primarily to the purchase of equipment and capitalization of software development costs. Cash provided by financing activities totaled $4.3 million, and related to an increase in short-term borrowings, and net proceeds from the issuance of common stock.

     At September 30, 1998 the Company had $5.8 million in unsecured foreign currency contracts, denominated in various currencies, as part of a program to hedge the financial exposure arising from foreign denominated monetary assets and liabilities.

     The deferred product and support revenues of $12.8 million at September 30, 1998 reflects a delay in recognition of revenue in accordance with Generally Accepted Accounting Principles and requires minimal use of future resources of the Company.

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

     YEAR 2000 ISSUE. Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug" or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

     Software Sold to Consumers. All current products developed by CENTURA are designed to record, store and process and present calendar dates occurring on or after January 1, 2000 with the same degree of accuracy that such products process dates occuring before such date.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process in a timely manner.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Disclaimer. Management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur, or the severity, duration, or financial consequences of these perhaps inevitable failures. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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

     TOOLS AND CONNECTIVITY MARKETS. The Company faces competition from providers of software specifically developed for the PC client/server market, such as Oracle, Sybase, Microsoft, Inprise and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase. The Company also faces potential competition from vendors of applications development tools based on 4GLs (generation languages) or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment and a variety of newly created tools that export Java--TM-- program language connectivity, additional competitors or potential competitors have emerged.

     The principal competitive factors affecting the market for the Company's products include, breadth of distribution and name recognition, product architecture, performance, functionality, price, product quality, customer support. The Company experienced increased competition during 1997, 1996, and 1995, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Competition."

     INTERNET SOFTWARE MARKET. The market for Internet software in general, and the segments of such market addressed by the Company's products in particular, are relatively new. The future financial performance of the Company will depend in part on the continued expansion of this market and these market segments and the growth in the demand for other products developed by the Company, as well as increased acceptance of the Company's products by MIS professionals. There can be no assurance that the Internet software market and the relevant segments of the market will continue to grow, that the Company will be able to respond effectively to the evolving requirements of the market and market segments, or that MIS professionals will accept the Company's products. If the Company is not successful in developing, marketing, localizing and selling applications that gain commercial acceptance in these markets and market segments on a timely basis, the Company's business, operating results and financial condition could be materially and adversely affected. See "Industry Overview."

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) SECURITIES SOLD. On February 28, 1998 the Company issued and sold to purchasers in a Private Placement 2,330,191 shares of the Company's Common Stock (the "PP Shares") and warrants exercisable for 1,082,548 shares of the Company's Common Stock (the "PP Warrants"). The Company also issued and sold to Computer Associates International, Inc. ("CA") a warrant exercisable for 500,000 shares of the Company's Common Stock (the "CA Warrant"). The Company also converted a convertible promissory note plus accrued interest (collectively, the "Note") held by Newport Acquisition Company No. 2, LLC ("NAC") into 11,415,094 shares of the Company's Common Stock. (the "NAC Shares"). The Company also issued to Rochon Capital Group, Ltd. ("Rochon"), its financial advisor, warrants exercisable for a total of 354,717 shares of the Company's Common Stock (the "Rochon Warrants") in partial consideration for Rochon's services in connection with the foregoing transactions. On March 17, 1998 and June 11, 1998, the Company also issued and sold to NAC two warrants exercisable for 893,320 shares and 300,000 shares of the Company's Common Stock respectively (collectively, the "NAC Warrants").

     (b) UNDERWRITERS AND OTHER PURCHASERS. There were no underwriters for the foregoing transactions. The PP Shares and PP Warrants were offered only to a group of accredited investors. The CA Warrant was offered only to CA, an accredited investor. The NAC Shares and the NAC Warrants were offered only to NAC, an accredited investor. The Rochon Warrants were offered only to Rochon, an accredited investor.

     (c) CONSIDERATION. The PP Shares and PP Warrants were sold for an aggregate offering price of $2,470,502. The CA Warrant was sold for an aggregate offering price of $500. The NAC Shares were sold in consideration of NAC's cancellation of the Note in the aggregate principal amount of $10,000,000 plus accrued interest through February 27, 1998 of $2,251,771, and the NAC Warrants were issued and sold in partial consideration of a negotiated amendment to the Investor Rights Agreement between the Company and NAC dated February 27, 1998. The Rochon Warrants were issued to Rochon in partial consideration for Rochon's services in connection with the Private Placement and conversion of the note.

     (d) EXEMPTION FROM REGISTRATION CLAIMED. The foregoing transactions were exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Rule 506 of Regulation D, which provides an exemption for sales without regard to the dollar amount of the offering, provided that there are no more than 35 purchasers, and the sale satisfies all terms and conditions of Rules 501 and 502 under the Act. All shares of Common Stock and Warrants exercisable for Common Stock issued and sold pursuant to the foregoing transactions were subsequently registered on Registration Statements on Form S-3 declared effective by the Securities Exchange Commission as of May 18, 1998 and July 8, 1998, respectively.

     (e) TERMS OF CONVERSION OR EXERCISE. The PP Warrants are exercisable at a price of $1.25 per share and expire on February 28, 2003. The CA Warrant is exercisable at a price of $1.906 per share and expires on February 27, 2004. The Rochon Warrants are exercisable at a price of $2.12 per share and expire on February 27, 2003. The NAC Warrants are exercisable at prices of $1.81 and $2.09 per share, respectively, and both expire on June 11, 2003.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5.   OTHER INFORMATION

     (a) KEY PERSONNEL. Subsequent to the quarter ended September 30, 1998, the Company hired Joseph Falcone as Senior Vice President and Chief Technology Officer. Additionally, Kathy Lane is now Senior Vice President of Strategic Alliances.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTURA SOFTWARE CORPORATION

                                  By:  /s/ John W. Bowman
                                  ----------------------------
November 16, 1998                 John W. Bowman
                                  Senior Vice President Of Finance And
                                  Operations, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)