Form 10-K
period 1998-12-21
CENTURA SOFTWARE CORP
filed 1999-04-01
CIK 895021

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]  No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $22,156,181 as of February 28, 1999, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 28, 1999, there were 29,598,182 shares of the Registrant's Common Stock outstanding.

================================================================================

                                     PART I

Item 1.  Business

        Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties under "Risk Factors".

Company Overview

        Centura Software Corporation (the "Company" or "Centura") is a leading provider of Secure, Embeddable, E-business and Micro database solutions and the Connectivity products necessary to integrate these solutions into business systems. The Company's products and services provide a suite of development solutions for both corporate developers and independent software vendors who require cross platform Client/Server, Internet or Information Appliance (mobile and handheld) business applications. (See Recent Developments)

        The Company's principal product offerings include a family of embedded databases that are most often built-in to applications that require a very small footprint, low cost, zero database administration, and security; such as ADP's desktop payroll system or UPS's tracking system. Centura's SQLBase SafeGarde product is the only database on the market that has a full "end-to-end" security solution. Centura has a well known, component-based Client/Server and Web development environment that enables rapid development and deployment of complex business applications. Further, Centura has a comprehensive cross platform Internet publishing and E-business solution that radically simplifies bringing "back office" business systems to the Internet. The Company also has products that enable connectivity to, and replication with not only Centura's products, but other database environments as well, without compromising performance, control, or security. The Company's current product offerings are fully compliant with, and accommodate data structures for years beginning after December 31, 1999.

        The Company's Credo is to add value for customers by understanding the complicated problems they face and how we help them solve these problems with our products and consulting services. The Company also recognizes that its customers face time-to-market, cost and investment pressures. As such, Centura offers its customers a competitive advantage with fast development and low cost deployment, which can result in a significant return on investment for its customers.

Industry Overview

Industry experts believe that by the year 2010, information will be the most important asset of the corporation. The Company agrees that information is becoming more valuable, and the value of information is in direct proportion to its accessibility and security. The immutable Moore's law (microprocessor power) and Metcalf's laws (bandwidth and the network) currently drive the entire software industry. These laws have led to two relatively new phenomena: distributed or mobile computing and the Internet. As these two laws continue to dominate, the result will be computing for smart devices and appliances, such as Windows CE and Palm Pilot, connected via the Internet. The term for this is ubiquitous or 5th wave computing. Furthermore, without the right technology, distributed information is less accessible and less secure. In conjunction with these factors, companies are recognizing that meaningful, timely and secure information is becoming a competitive advantage.

        It was the proliferation of the microprocessor that ensured the efficacy of Client/Server computing. Although inherently more complicated than the Host Terminal computing environments of the 1970s, Client/Server computing technologies also moved forward with powerful 4th Generation Languages (4GL) and Relational Databases. Centura was the first to market with both its award winning SQLWindows 4GL tool and its powerful Database, SQLBase, for the PC. Early in the 1990's, additional factors increased the deployment of Client/Server systems including the continued decline in the costs of high-performance PCs and significant improvements in operating systems, such as Microsoft Windows 3.11 and Windows 95. In addition, connectivity software became available to enable PC clients to access varied data sources, including existing mainframes and minicomputers, thereby protecting an organization's investment in these host-based systems. It was during these years that the packaged application software industry exploded.

        Today, the advent of mobile and Internet computing causes another leap in the complexity of the computing environment. Many small to medium size enterprises (SME) do not have the technical know how, budget or interest to develop and deploy their own software business solutions. Moreover, there are simply too many software companies claiming unique solutions for these businesses to understand all that is necessary to make informed decisions. Businesses are interested in maximizing their return on investment, not in maximizing their understanding of technology. New computing paradigms such as "thin client" or "n-tier" are meaningless to most businesses in the SME segment. These people want fast time to market, low cost of ownership, easy and safe software solutions. Consequently, software technology providers, such as Centura, work closely with independent software vendors (ISVs) to provide the various solutions necessary for businesses in the SME segment of the market. Forrester Research estimates that the SME segment is 97% of the 9 million businesses in the US. Moreover, Business Research Group estimates that in 1998, only 22% of US companies with less than 1,000 employees had traditional Client/Server or Internet applications, where larger organizations were over 90% penetrated. Finally, IDC estimates that the SME market is growing much faster than the larger enterprise market, over 33% per year.

        The speed at which change is occurring is astonishing. IDC estimates that the E-business market, a subset of the Internet market, was $32 billion in 1998 and projects this market to grow to over $425 billion by 2002. In 1998, 66% of this market was business-to-business commerce and IDC estimates this to increase to 79% by 2002. Furthermore, IDC estimates that information appliances in 1997 was only 5% of a 33 million unit PC and appliance market and expects this to grow to over 68% of a 87 million unit market by 2002. With the continued price/performance curve of the microprocessor, the Company believes that these new computing environments will continue to evolve and proliferate. Finally, the Company believes that the new computing environments will require robust, small footprint, secure embeddable database solutions that connect to and access "shared" back office information systems and business logic.

Centura's Solution and Strategies

        The Company's goal is to become the market leader in Secure Embeddable, E-business and Micro database solutions and to provide the Connectivity products necessary to integrate these solutions into business systems, thereby leveraging the market opportunities in the SME markets as outlined above. The Company provides best-of-breed products that meet the market requirements of fast time to market, low cost of ownership, safety, performance and ease of use. These result in a total solution that helps customers maximize their growth and return on investment. As the Client/Server world continues to evolve with new types of clients using the Internet to access applications and databases, the Company will introduce new products to support these new client environments. (See Recent Developments) At the same time, the Company plans to continue to invest in its object oriented development solutions to deploy applications in Client/Server, Internet, and distributed COM/DCOM environments. Finally, the Company is the first and only vendor to provide complete "end-to-end" security in an embeddable RDBMS product. In summary, Centura's products and services solutions provide:

Secure Embedded Database, for Windows and Java programmers, that scale from smart devices to the Internet


Component, COM/DCOM development solutions for both Client/Server and Internet applications

Connectivity for Client/Server, Internet and Information

Appliances that integrate to back office business systems

Comprehensive consulting services

Very low cost of ownership, due to zero database administration
(ZDBA), for both ISVs and end users

Our Credo that places the customer first


Essential elements of Centura's strategies are highlighted below.

Embeddable Database Server.   The Company believes several industry
trends will continue to drive demand for a secure, robust, low total cost of ownership (TCO), ZDBA, small footprint embeddable database server. Typically, an embeddable database integrates with business application code and is invisible to the end user. An embeddable database features a high degree of server programmability, allowing developers to control the database server from the applications, reducing the need for a database administrator through self tuning and self recovery functions. SQLBase, SQLBase SafeGarde, and SQLBase SafeGarde Max all meet these criteria for embeddable database products.

        The SQLBase SafeGarde product family is the first and only database product on the market with complete end-to-end security. For Centura, "end-to-end" incorporates data integrity, authentication, (where data comes from), access control and audit. Centura's end-to-end security solution encompasses encryption in: local data storage, transfer of information to and from the client, through the network, to the server and its backup files and log files. With more attention on security by all industry segments, the Company believes that SQLBase SafeGarde is a unique and compelling solution for application database security. In essence, not only is this feature unique to other database vendors, it competes laterally with products in the traditional security market. The Company has received an export license exception from the United States Department of Commerce to permit the international sales of both 56 bit
DES and 128 bit Triple DES products for certain vertical markets, facilitating this strategy. Furthermore, Centura's secure database product is fast, with very little drop in performance. This makes
SQLBase SafeGarde one of the fastest embedded databases on the market, and the only one that is secure.

        Certain industry analysts expect that the next growth opportunity for PCs is the implementation of enterprise automation applications in the SME segment. Application vendors selling to large corporations, as well as application vendors selling to SME businesses target this market.
 Both classes of application vendors may find their existing choice of a relational database is not appropriate for the mid size business market. The SME applications market requires robust, secure, ZDBA, scalable, embeddable databases that operate in either a LAN or Internet environment, while minimizing TCO. The Company believes that this market will continue to grow as SME businesses buy and implement enterprise transaction-oriented applications requiring an embeddable database server like SQLBase.

        The growth of operating platforms is also important for the Company. In particular, the growth of the Windows NT Server platform and its increasing adoption for application and database services is opening more opportunities for the Company, particularly for small and medium size businesses. In addition, SQLBase is one of the only database products remaining in the market which continues to support 16-bit PC platforms installed in many corporate sites worldwide.

        With the proliferation of the Web, there is a growing need for secure, ZDBA relational databases for use with common application development tools, such as Java and Visual Basic. Centura provides direct support for Java applications and applets. With the JDBC type 4 driver supplied with SQLBase, developers can create and run information-centric applications that are portable and well-designed to be used in secure environments such as that offered by SQLBase SafeGarde. The SQLBase API makes it easy for application developers to connect SQLBase within their application development process. SQLBase supports open connectivity to a variety of development tools, including Visual Basic, Java and Visual C++, using high performance ODBC Version 3 and JDBC Type 4.

        The foregoing factors combine to create, what the Company believes, is a compelling opportunity for the Company's embeddable database server and connectivity products.

Application Development Environment. The Company believes there will be a continued demand for building applications that run in an n-tier environment, with access to common, reusable business logic; termed component or object oriented computing. Centura Team Developer (CTD) is a 4GL, 32 bit, object-oriented development environment, designed to maximize productivity developing business logic code. CTD applications have native connectivity to SQLBase, as well as to Oracle, Sybase and Microsoft SQLServer with the same set of APIs. The same CTD business logic can be deployed as both a Windows and browser client (using Centura Web Developer for browser deployment), with minimal reprogramming of code, providing an easy redefinition of application packages to support Internet-based applications.

        With the continued trend toward enterprise wide applications, Centura expects a continued interest in the use of application development tools that access and create components and business logic objects available on either the server or the clients. In this environment, developers will be able to create new application solutions throughout the enterprise by customizing and modifying existing components. These components will provide a common linkage between disparate applications. For example, sales automation systems can link to accounting systems with minimal modifications using common logic created with CTD. The Company expects that in the future, a component's location on the network will become irrelevant to the developer. Developers will expect to be able to compose, distribute, and debug applications from any location. In 1998, the Company released enhancements for CTD designed to make it easy to manage and distribute ActiveX components in a COM/DCOM distributed architecture.

        The Company expects large segments of the SME market to move away from buying custom applications towards the building of new systems by integrating and customizing existing components in packaged software solutions. The competitive advantage will come from customizing off-the-shelf applications. This "buy and customize" approach offers the best of both worlds: rapid development and the ability to customize the application to meet existing business processes requirements. The object-oriented architecture provided by CTD is conducive to individual customization of applications. This component based reusable architecture provides an advantage to the Company's application developers, especially in sales situations where evaluation criteria might be the ease in which components can be customized.

Internet and E-Business Solutions: Centura net.db is a Web authoring and E-business tool, enabling anyone to publish and update information from a database to customers using ordinary Web browsers. Centura net.db is browser-based for both design and deployment phases, requires no special programming expertise, and uses no browser plug-ins and special server software. Centura Net.db works well with all popular Web servers and is extremely fast. The Centura net.db architecture is intelligent about its use of resources, accessing only the business logic code necessary to satisfy a user/program request, and enabling hundreds of simultaneous accesses on a single NT server.

        Centura also provides HTML extensions to its CTD development environment thought its Centura Web Developer (CWD) solution. CWD provides an easy method to evolve Client/Server applications without the necessity of rewriting code in a new language. This provides huge savings for the Company's customers who have written business application in CTD and have a market requirement to move those applications to the Web.

Distribution Channels, Partnerships and Strategic Alliances. The Company distributes its products using a blended distribution model of inside channel representatives, field sales representatives, and independent business partners. Centura provides incentives for its direct sales force to work closely with its business partners. The Company's Synergy Partner Program is designed to meet the needs of businesses that include resellers, commercial and corporate application developers, systems integrators, consultants, ISVs, and complementary solution providers. A number of companies have partnerships with Centura, whereby Centura provides these partners the right to remanufacture the SQLBase product and build it into a product they resell.

Worldwide Markets. The Company has designed its products and established its marketing and sales channels to address the worldwide market opportunities, including markets requiring double-byte enabled source code, for embeddable databases and PC client/server systems. The Company has established operations on six continents that have exclusive rights through either wholly owned subsidiaries or third-party distribution partners. CTD is shipped with Object Nationalizer, which facilitates application development in multiple languages. The Company's software products support international data conventions, and certain products have been localized into French, German and Japanese language editions.

Services and Support Programs. The Company provides product support services directly and through third-party vendors to enable easy customer implementation of its client/server systems. The Company provides a variety of support programs for customers ranging from small development groups to those who require access to qualified Centura technical engineers 24 hours a day, seven days a week. Traditional service offerings are augmented with an informal support network through multiple Internet news groups, Centura-endorsed User Groups, and a strong presence on the Web. The Company-certified training partners offer courses each year to assure customers of the right mix of classroom or on-site training. Customers can also opt to study at their own pace with a specially developed computer-based training course. In addition, teams of professional consulting engineers are available to help companies develop application systems using Centura products. These consultants offer services such as Centura Team Migrate, the ability to migrate from other embedded databases. Further, Centura Team2000, the only offering in the market that analyzes CTD and SQLWindows applications to determine that the application is year 2000 compliant. These are solutions that are consistent with the Company's Credo of always adding value for the Customer.

Products

        The Company's embeddable database, development environments, family of connectivity products, and Web-based development environments, enable teams of developers to embed, build and deploy scaleable client/server applications throughout distributed computing environments. The Company's major products include:

        SQLBase. The SQLBase family consists of embeddable and small-footprint database products that enable application developers to provide low TCO applications with complete and robust functionality and help businesses deploy decentralized and web-based applications easily, cost-effectively, and in a secure environment. These products: SQLBase - Server and SQLBase Desktop - help organizations store data on machines ranging from small mobile devices and single-user PCs to workgroup servers and company-wide LAN and Web database servers. SQLBase SafeGarde and SQLBase SafeGarde Max provide 56-bit DES and 128-bit Triple DES encryption, respectively. These products were developed for use in environments and market segments where the need for secure data is mission critical. These segments include: banks, insurance companies and other financial institutions; hospitals, medical labs, and other health care institutions; mobile environments where sensitive data resides; and databases supporting applications on corporate Web servers. The Company has received permission from the United States Department of Commerce for the export of SQLBase SafeGarde Max to certain defined vertical industries, foreign countries, and foreign subsidiaries of US corporations; a first in the database market.

        SQLHost. SQLHost products allow organizations to integrate mainframe DB2 or legacy data into a Client/Server environment without compromising performance, control or security. SQLHost for Visual Basic allows Visual Basic applications to access mainframe data. IBM supports the latest version of SQLHost for use in DB2 environments and is, in fact, a customer for the product.

        SQLBase Exchange. SQLBase Exchange is the Company's server to server database synchronization connectivity product. Given that SQLBase and SQLBase SafeGarde are embedded databases, they must be able to talk to large enterprise level databases. Centura's product is cross-platform and enables remote or mobile applications to synchronize with back-end business systems that run on a mainframe database.

        Centura Team Developer (CTD) and SQLWindows. The CTD and SQLWindows products enable customers to develop and deploy 32- and 16-bit, next generation and Web-centric client/server object-oriented applications.
CTD and SQLWindows are created specifically to meet the needs of application development teams seeking the power to move from workgroup and enterprise pilot projects into large enterprise applications. These products deliver client/server application scalability, ActiveX compatibility, Internet integration, and drag-and-drop replication functionality. The product family includes CTD and SQLWindows, Centura Application Server, and the Centura Developers Kit, a set of object-oriented interfaces that help developers create reusable objects in the CTD 32-bit and SQLWindows 16-bit environments.

        Centura Web Developer. Centura Web Developer, a subset of CTD, enables the development of Web-based, thin-client applications that allow the deployment of CTD business logic and transaction processing applications on the Internet.

        Centura net.db. Centura net.db is a browser-based Web authoring tool that enables anyone to publish information from a database on to the Internet. Centura net.db verifies the referential integrity of a SQL database, and automatically generates an HTML page view of each table. Using smart wizards, users can easily customize and design dynamic queries and updates of live databases. The SQL queries can be deployed in any browser and are therefore platform independent. No special browser plug-ins or server software is needed.

Customers and Applications

        No customer accounted for more than 10% of net revenues during the fiscal years ended December 31, 1998, 1997, or 1996. The Company's products are used by our customers to create and deploy applications in a variety of ways. In some instances, developers create applications using only Centura products, or in some instances, developers create the application combining Centura products with other software development tools. Companies use CTD to write the application business logic, and deploy the software application with the data stored in SQLBase or SQLBase SafeGarde. Some use CTD to create the application business logic and deploy the application with the data stored in Oracle, Microsoft, Sybase or other enterprise databases. Others write their business logic using programming languages such as Java and C++, and store the data in SQLBase (with JDBC Type 4 drivers) or SQLBase SafeGarde. Still other software companies use SQLHost to connect PC systems with host legacy systems. Furthermore, other companies have added intelligence to devices by embedding SQLBase in new smart devices, such as copiers and routers. Finally, companies use Centura's web products to web enable their legacy systems, using the same business logic but with a new HTML user interface.

        The Company has established worldwide distribution channels that provide broad market coverage for its products and address the specific needs of its varied customer segments worldwide. Customers use the products in at least 75 countries. Major Customers include, but are not limited to, Automatic Data Processing ("ADP"), Baan (Aurum), BMW, CamData, Citibank N.A., Clarus, Computer Associates, Daimler-Benz, Deutsche Bank, Ford Motor Company, IFS, Infra Corporation (Help Desk Systems), Norfolk Southern, Ontario Hydro, Lilly Software, Siemens-Nixdorf Information System AG ("Siemens-Nixdorf"), Station, Telia, The Southern Company, United Airlines, United Parcel Service ("UPS"), Xerox and the governments of Australia, France, Mexico, the United Kingdom and the United States.

        The Company's products have strong acceptance in several vertical markets, including ERP, finance, government, health care, insurance, retail and sales force automation (SFA).


Marketing, Distribution and Product Support

        The Company's marketing and sales efforts are targeted to attract worldwide developers of applications that operate on the web, are embedded in smart appliances, or operate as PC client/server applications. These developers include corporate developers, ISVs and VARs who develop and install software application. The Company uses a combination of direct sales, telesales, alliances and an indirect channel to sell and support existing and new customers.

        The Company has established a worldwide field sales organization, which operates in the United States, Canada, Mexico, Brazil, France, Germany, Italy, Switzerland, Austria, the Netherlands, Belgium, the United Kingdom and Australia.

        The Company also distributes its products through major independent distributors that may sell such products to smaller VARs, resellers and dealers. The Company presently has a distribution agreement with DistribuPro, for distribution of the Company's products in North America. The Company also has a network of international distributors, including Computer 2000 AG GmbH, ADN, Nocom and Illion in Europe and Mitsubishi Corporation in Japan. Although many of the Company's distributors carry competing product lines, the Company provides various forms of sales and marketing programs to incent the channel to sell Centura products. The Company's distributors may from time to time be granted stock exchange or rotation rights. Such returns or exchanges are generally offset by an immediate replacement order of equal or greater value. Although the Company believes that, to date, it has provided adequate allowances for exchanges and returns, there can be no certainty that actual returns will not exceed the Company's allowances, particularly concerning introduction of new products or enhancements.

        In a number of markets, the Company has entered into multi-year master distribution agreements with unrelated companies that have also licensed the use of the Company's name. These agreements are in place to increase the Company's opportunities and penetration in such markets. While the Company believes that to date these agreements have increased the Company's penetration in these markets, there can be no certainty that this performance will continue or that these relationships will remain in place.

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

        The marketing message focuses on the customer's benefits of using Centura products, which offer a fast time to market, a low TCO and security to both the developer and the end user, thereby maximizing their Return on Investment ("ROI"). Our orientation is simple: the value of information is directly proportional to the degree of accessibility and security. The Company is building new marketing programs to attract developers who are writing applications for new platforms and architectures, including mobile, smart devices, and the Internet. Most new customers will be attracted to the Company's new product offerings that are available for the Web and smart devices. The Company's marketing message intends to leverage its industry leadership in Client/Server into new platforms for embedded devices and connectivity products.

        New marketing programs are being put in place to support the ISVs and VARs that sell and implement applications built with the Centura environment.

        The majority of the Company's revenues have been derived from the licensing of software products for PC client/server systems, and such products, and evolutions of such products and web based solutions, are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, continued broad market acceptance of PC Client/Server and web-based systems is critical to the Company's future success.

Customer Support and Service. The Company is committed to providing timely, high-quality technical support, which the Company believes is critical to maintaining customer satisfaction. Customer requirements for support and service vary depending on factors such as the number of different hardware and software vendors involved in an installation, the complexity of the application and the nature of the hardware configuration. The Company offers flexible multi-tiered technical support programs tailored to these specific customer needs. The Company offers a licensed maintenance service to all its customers to provide bug fixes and software enhancements. In addition, the Company provides technical support through a telephone hotline service. For the large enterprise-wide customer, the Company offers comprehensive premium support programs. The Company broadens its support coverage through its worldwide network of authorized support centers, certified business partners and authorized consultants. The Company is building a Web self-help database offering developers access to 24x7 on-line help.

Engineering and Product Development

        Since inception, the Company has made substantial investments in engineering and product development. During 1998, 1997, and 1996, the Company's expenditures in engineering and product development, net of capitalized software, were $7.9 million, $9.7 million, and $11.0 million, representing 15%, 17%, and 17% of net revenues, respectively. The Company's products have been developed by its internal product development staff and, in certain instances, by strategic use of outside consultants and third party developers. The Company believes that timely development of new products and enhancements to existing products is essential to maintain its competitive position.

        The Company is committed to continued development of new technologies for PC client/server and related evolutions of client server and web-based computing, and the support of major 32-bit operating systems, including Microsoft Windows 95 & 98, Microsoft Windows NT and Novell NetWare. In addition, the Company plans to continue to offer upgrades to its products. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

        The market for embeddable databases and application development tools system software is intensely competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this market relating to embeddable database PC and Web client/server software, and the Company's current and prospective competitors offer a variety of solutions to address this market segment.

Embeddable Database Market. As database capacity is often indicative of differences in customer application, segments within the PC client/server market in which the Company competes can generally be distinguished and segregated by the number of anticipated users and target capacity of the database utilized. The Company generally markets its database products in environments utilizing capacity ranging up to in excess of five
Gigabytes.   The most recent release of SQLBase (version 7.5) increases the capacity limit up to 512 Gigabytes. Competitors of the Company include Microsoft, Oracle, Computer Associates, IBM, Sybase, Pervasive, and Informix. These competitors generally have product offerings that compete with the Company's products in some or all of these capacity ranges. There are also a number of smaller companies that provide databases in the RTOS (Real Time Operating System) and Java environments that could grow to challenge the Company. (See Recent Developments) In addition, competitors include providers of sophisticated database software, originally designed and marketed primarily for use with mainframes and minicomputers, which, if successfully re-configured to provide similar functionality in PC client/server, or smaller capacity environments, could materially and adversely impact the Company's revenues, results of operations and financial condition.

Tools and Connectivity Markets. The Company faces competition from providers of application development software, such as Sybase's Powersoft Division, Microsoft, Inprise's Borland.com division, and connectivity software competitors such as IBM. The Company also faces potential competition from vendors of applications development tools based on 4GLs or CASE (Computer Aided Software Engineers) technologies. With the emergence of the Web as an important platform for application development and deployment, additional competitors or potential competitors have emerged.

        Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors have established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's offerings. These companies could also bundle existing or new products with more established products to compete with the Company. Furthermore, as the PC and Web client/server market expands, a number of companies, with significantly greater resources than the Company, could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company, or by introducing products specifically designed for the PC and Web client/server market.

        The principal competitive factors affecting the market for the Company's products include breadth of distribution and name recognition (visibility), product architecture, performance, functionality, price, product quality, and customer support. The Company experienced increased competition during 1998, 1997, and 1996, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

Intellectual Property

        The Company currently has one patent issued with respect to its SQLWindows and CTD products and relies on a combination of trademark, copyright and trade secret protection and nondisclosure agreements to establish and protect its proprietary rights. Policing unauthorized use of the Company's technology is expensive and difficult, and there can be no assurance that these measures will be successful. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that ultimately factors such as the ability to effectively market the Company's products and provide technical expertise and innovative skill of its personnel, its name recognition, and ongoing product support and enhancements may be more significant in maintaining the Company's competitive position.

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

Employees

        As of December 31, 1998, the Company had 204 full-time employees, including 43 in research and development, 8 in operations and manufacturing, 94 in sales and marketing, 24 in technical services and support and 35 in MIS, finance and administration. The Company maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. None of the Company's employees are covered by collective bargaining agreements. The Company believes its relationship with its employees is good. The Company believes that the success of its business will depend in large part on its ability to attract and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

Changes in Strategic Direction: Restructuring. In efforts to stem losses and maximize return on the Company's core assets and technologies, the Company has restructured its operations and announced changes in strategic direction several times during the past three years. The first of these changes, which began in December 1995, encompassed a change in the Company's name from Gupta Corporation to Centura Software Corporation and the identification of a flagship product bearing the name Centura. In early 1997, the Company refocused its marketing and sales efforts away from databases and development tools products to a middleware connectivity products, and entered into an agreement to merge with InfoSpinner, Inc., ("InfoSpinner") the developer of the underlying product (the "InfoSpinner Merger"). The InfoSpinner Merger was not consummated, and the Company entered into a distribution agreement with InfoSpinner. In the second half of 1997, however, the Company restructured and refocused operations on its core competencies, products and technologies and terminated its distribution arrangement with InfoSpinner. The Company continued to pursue this strategic direction throughout 1998. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, there can be no assurance that the Company's management will not deem it appropriate to undertake other major restructuring efforts or changes in strategic direction in the future or to what degree any of these efforts will result in improved operational performance, if at all.

Recent Changes in Senior Management. In the fourth quarter of 1997, the Company announced significant changes in senior management. Such changes included the appointment of Scott R. Broomfield as Chief Executive Officer, John W. Bowman as Chief Financial Officer, and Kathy Lane as Senior Vice President of Alliances, and the election of Messrs. Jack King, Phillip Koen, Jr., and Earl Stahl to the Company's Board of Directors, and the departure of Samuel M. Inman, III, Earl Stahl and Richard Gelhaus from their positions as officers of the Company. In February 1998 the Company announced the election of Messrs. William D. Nicholas and Peter Micciche to the Board of Directors and the appointment of Scott R. Broomfield to the position of Chairman & CEO. Mr. Nicholas subsequently resigned from the Board of Directors in December, 1998. The key recent additions to the Senior Management team are Joe Falcone, who joined Centura as Senior Vice President and Chief Technology Officer in November, 1998, and Len Strickler, who joined Centura as Vice President, Americas and Asia Pacific Sales and Marketing in January, 1999. There can be no assurance that the new management team will be successful in execution of its objectives or that the successful execution of these objectives will result in improved operating results or financial position of the Company.

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

Recent Fluctuations in Quarterly and Annual Results. The Company has experienced in the past and may in the future to continue to experience significant fluctuations in quarterly operating results. On an annual basis, the Company reported a profit of $2.1 million in 1998, a loss of $0.6 million for 1997, and a profit of $2.0 million for 1996. There can be no assurance that the strategic direction the Company has engaged in to date will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. Many of the Company's product licensing arrangements are subject to revenue recognition on a per-unit deployed basis as the Company's deferred obligation to such customers is gradually extinguished. Revenue recognition in such cases is therefore dependent upon the business activities of the Company's customers and the timely and accurate reporting of such activities to the Company, which makes predictability of the related revenue extremely uncertain. In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including, general market demand for the Company's products; the size and timing of individual orders during a quarter; the Company's ability to fulfill such orders; introduction, localization or enhancement of products by the Company; delays in the introduction and/or enhancement of products by the Company and its competitors; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in the Company's strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions. Sales of the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company's financial results also may vary as a result of seasonal factors including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows.

        Although the Company has operated historically with little or no backlog of traditional boxed product shipments, it has experienced a seasonal pattern of product revenue, contributing to variation in quarterly worldwide product revenues and operating results. It has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has also experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. The Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter. Delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, or the actual loss of product orders can cause significant variations in operating results from quarter to quarter. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. Due to the foregoing factors, the Company's operating results may, during any fiscal period, fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock could be materially adversely affected.

Volatility of the Company's Common Stock Price. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock fluctuated significantly in 1998, 1997, and 1996, and may continue to be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of new products or customer contracts by the Company or its competitors, litigation and other factors including sales of substantial blocks of the Company's common stock. Any shortfall in revenue or earnings from levels expected by securities analysts or others could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter, which could result in an even more immediate and adverse effect on the trading of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of its common stock price, without necessarily any regard to whether the Company has experienced changes in its business, operating results, or financial condition.

Dilutive and Potential Dilutive Effect to Shareholders. The Company has engaged in a number of transactions which have resulted in dilution to the Company's shareholders. In February 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement (to which the Company consented) and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12,251,000, payable to CA (the
"CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares"). Concurrently with execution of the Agreements, the Company and NAC entered into an Investor Rights Agreement (the "Rights Agreement") wherein the Company agreed to register the Shares under the Securities Act of 1933, as amended (the "Securities Act"). In March 1998 the Company issued to NAC an additional warrant to purchase 893,320 shares of the Company's Common Stock at an exercise price of $1.81 per share (the "NAC Warrant"), pursuant to a Right of First Refusal provision contained in the Rights Agreement. The NAC Warrant is subject to three-year vesting. The terms of the Investor Rights Agreement were modified in favor of Centura in June, 1998, in exchange for an additional warrant to purchase 300,000 shares of the Company's Common Stock at an exercise price of $2.09 per share and early registration of the NAC shares with limited rights to sell common stock through February 27, 1999, at which time selling restrictions would cease. The Company registered the shares issued under the terms of the agreement.

        Also in February 1998, pursuant to the terms of a Common Stock and Warrant Purchase Agreement, the Company completed a management-led private placement of 2,330,191 shares of the Company's common stock (the "Private Placement"), resulting in gross proceeds to the Company of $2,470,000. Transaction costs associated with both the Agreements and the Private Placement were $600,000. The Company subsequently registered the Private Placement shares under the Securities Act effective May 18, 1998.

        Also in February 1998, in connection with the Agreements, the Company entered into a Warrant Purchase Agreement with CA wherein the Company issued and sold to CA, a warrant to purchase 500,000 shares of the Company's common stock (the "CA Warrant"). The CA Warrant is exercisable at $1.906 per share and expires on February 27, 2004. The Company registered the shares issuable upon exercise of the CA Warrant under the Securities Act. Also in February 1998, in connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock at an exercise price of $1.25 per share (the "Private Placement Warrants"). The Private Placement Warrants expire on February 27, 2003. Also, in consideration of services rendered in connection with the Private Placement, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 354,717 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Warrants"). The Rochon Warrants expire on February 27, 2003. The Company registered the shares issuable under the terms of the Private Placement Warrants and the Rochon Warrants under the Securities Act. In June 1997, the Company issued warrants to purchase 90,000 and 10,000 shares of its common stock to Pacific Business Funding Corporation and its affiliate Sand Hill Capital, LLC, respectively, at an exercise price of $2.094 per share. The warrants expire on June 30, 2002.

        From time to time, the Company issues shares of common stock pursuant to its 1992 Employee Stock Purchase Plan and pursuant to options granted under its 1995 Incentive Stock Option Plan, 1998 Employee Stock Option Plan and 1996 Directors' Stock Option Plan. Additional options remain outstanding and are exercisable pursuant to the Company's 1986 Incentive Stock Option Plan, which terminated in July 1996. In addition, the Company has issued non-plan options to purchase an aggregate of 1,500,000 shares of common stock to the Company's Chief Executive Officer, Chief Financial Officer and Sr. Vice President of Alliances. In March 1998, the Company's Board of Directors approved the 1998 Employee Stock Option Plan, under which options to purchase 1,415,000 shares of common stock are issuable to non-officer employees, of which 1,299,000 options net of cancellations, have been granted and are outstanding as of December 31, 1998.

        Future issuance of such shares of the Company's common stock pursuant to any of the foregoing will dilute the beneficial ownership of existing Company shareholders.

        On March 15, 1999 the Company entered into a binding agreement (the "Agreement") to acquire Raima? Corporation ("Raima"), a Seattle-based vendor of cross-platform micro databases and data management tools for real-time and Windows applications. Except for a small cash component under certain limited circumstances, the acquisition will be a stock purchase, is expected to close on or before June 7, 1999, and is anticipated to be accounted for using the purchase method of accounting. Under the terms of the agreement, the former shareholders of Raima will receive a gross amount of 5,800,000 shares (subject to certain adjustments) of the Company's common stock. It is a condition to the obligation of all parties to close the transaction that the Average
Centura Trading Price (defined as the arithmetic mean of the closing sale price of the Company's common stock on the NASDAQ SmallCap Market for each of the ten (10) trading days ending on the day immediately preceding closing) be at least $1.00 per share. Approximately 20% of the consideration payable to the former Raima shareholders will be subject to escrow which will be available to the Company to satisfy certain indemnification rights. Approximately one-half of the consideration held in escrow not needed to satisfy pending claims will be released to the former Raima shareholders six months after closing, and the balance not needed to satisfy pending claims will be released one year after closing.

        If consummated, the merger will enable Centura to provide customers with a comprehensive cross-platform family of embeddable database solutions, including Windows NT, Windows 95/98 and Windows CE, and widely used versions of Unix (Solaris, AIX, HP-UX, Unix Ware, BSD/OS and Linux) and RTOS. There can be no assurance that the merger will become effective within the timeframe provided in the Agreement or, if effective, whether Raima? Corporation can be successfully integrated into the Company or that such integration efforts or other issues surrounding the acquisition will not have a material and adverse impact on the Company's business, operating results and financial condition. (See
Recent Developments)

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

New Product Risks; Rapid Technological Change. The markets for the Company's software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and computer operating environments, and frequent new product introductions and enhancements. As a result, the success of the Company depends substantially upon its ability to continue to enhance existing products, develop and introduce, new products incorporating technological advances and meet increasing customer expectations, all on a timely and cost-effective basis. To the extent one or more competitors introduce products that better address customer needs, the Company's businesses could be adversely affected. The Company's success will also depend on the ability of its primary products, SQLBase, SQLBase SafeGarde, Centura Team Developer, SQLWindows, Centura net.db, and SQLHost, to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Any failure to deliver these products as scheduled or their failure to achieve market acceptance as a result of competition, technological change, failure of the Company to timely release new versions or upgrades, failure of such upgrades to achieve market acceptance or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially and adversely affected.

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

        From time to time, the Company or its competitors may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company has historically experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. The Company provides allowances for anticipated returns, and believes its existing policies result in the establishment of allowances that are adequate, and have been adequate in the past, but there can be no assurance that product returns will not exceed such allowances in the future. The announcement of currently planned or other new products may cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on business, operating results and financial condition of the Company. See "Business Research and Product Development" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Year 2000 Issue. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

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

Software Sold to Consumers. All current products developed by Centura are designed to allow developers to record, store and process and present calendar dates occurring on or after January 1, 2000 with the same degree of accuracy that such products process dates occurring before such date. However, customers that may not be compliant may experience cash flow difficulties and could negatively affect the Company's accounts receivables Days Sales Outstanding (DSO) or bad debt reserves. The Company has requested compliance letters from all of its large customers. Moreover, the Company has created Centura Team2000, which is a service that determines whether any application built in CTD or SQLWindows is Y2K compliant. The Company charges for this service, but does not, however, mandate that the service be purchased. This is a proactive step to mitigate possible damage that may result from customer non-compliance.

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

Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation. The Company has multi-year insurance coverage that does not have Y2K exclusions.

Customers. The Company has initiated communications with its customers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of its customers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with its internal systems and products, there can be no assurance that its customers will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation. The Company has multi-year insurance coverage that does not have Y2K exclusions.

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

Embeddable Database Market. Since database capacity is often indicative of differences in customer application, segments within the PC client/server market in which the Company competes can generally be distinguished and segregated by the target capacity of the database utilized. The Company generally markets its database products in environments utilizing capacity ranging from very small environments of less than five kilobytes to those in excess of five gigabytes. Competitors of the Company, including Microsoft, Oracle, CA, IBM, Sybase, borland.com (Inprise), Pervasive, and Informix, generally have product offerings which compete with the Company's products in some or all of these capacity ranges. In addition, some of these competitors are providers of sophisticated database software, originally designed and marketed primarily for use with mainframes and minicomputers, which, if successfully re-configured to provide similar functionality in Windows or Browser clients, or smaller capacity environments, could materially and adversely impact the Company's revenues, results of operations and financial condition.

Competition. The market for embeddable databases and application development tools system software is intensely competitive and rapidly changing. The Company's products are specifically targeted at the emerging portion of this market relating to embeddable PC and Web client/server software, and the Company's current and prospective competitors offer a variety of solutions to address this market segment. The Company faces competition from providers of application development software, such as Oracle, Sybase's Powersoft Division, Microsoft, and borland.com (Inprise), and connectivity software competitors such as IBM.
 The Company also faces potential competition from vendors of applications development tools based on 4GLs or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment and a variety of newly created Java based development tools, additional competitors or potential competitors have emerged.

        Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors have established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's offerings. These companies could also bundle existing or new products with more established products to compete with the Company. Furthermore, as the PC and Web client/server market expands, a number of companies, with significantly greater resources than the Company, could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company, or by introducing products specifically designed for the PC and Web client/server market.

        The principal competitive factors affecting the market for the Company's products include breadth of distribution and name recognition, product architecture, performance, functionality, price, product quality, customer support. The Company experienced increased competition during 1998, 1997, and 1996, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

Market Acceptance of PC Client/Server Systems. To date, substantially all of the Company's revenues have been derived from the licensing of software products for PC client/server systems and licensing of such products is expected to continue to account for substantially all of the Company's revenues for the foreseeable future. With the increasing focus on enterprise-wide systems that embrace the World Wide Web, some customers may opt for solutions that favor mainframe or mini-computer solutions with associated Web connectivity. Accordingly, some companies may substantially reduce or abandon the use of PC client/server systems, which could have a material adverse effect on the Company's future success.

Component Software Markets. The advent of component software may alter the way in which customers buy software. In this structure, logical statements or discreet "units of activity" can be distributed pursuant to executable statements within a Windows or Browser client environment. As specific software functionality can be bundled into smaller units or objects rather than in broad, highly functional products such as the Company's development tools, customers may be less willing to buy such broad, highly functional products. If such a trend continues, the Company may choose to introduce component-type products. The costs and efforts necessary to package and distribute such components are largely unknown and there can be no assurance that the Company will be able to repackage and distribute its products in such a component-type software structure, in an efficient manner, or at all.

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

International Sales and Operations. International sales represented 54%, 58%, and 60% of the Company's net revenues for the years ended
December 31, 1998, 1997 and 1996, respectively. A key component of the Company's strategy is continued expansion into international markets, and the Company currently anticipates that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. The Company will need to retain effective distributors, and hire, retain and motivate qualified personnel internationally to maintain and/or expand its international presence. There can be no assurance that the Company will be able to successfully market, sell, localize and deliver its products in these international markets. In addition to the uncertainty as to the Company's ability to sustain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements and government controls, problems and delays in collecting accounts receivable, tariffs, export license requirements and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and certain other parts of the world, restrictions on the export of critical technology, and potentially adverse tax consequences, which could adversely impact the success of international operations. Sales of the Company's products are denominated either in the local currency of the respective geographic region or in US dollars, depending upon the economic stability of that region and locally accepted business practices. Accordingly, any increase in the value of the US dollar relative to local currencies in those markets may negatively impact the Company's competitive position and subsequently its revenues, results of operations and financial condition. In addition, the US dollar value of a sale denominated in a region's local currency decreases in proportion to relative increases in the value of the US dollar. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

Proprietary Rights. The success and ability of the Company to compete is dependent in part upon the Company's proprietary technology. While the Company relies on trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and customer support are more essential to establishing and maintaining a technology leadership position. The Company has one patent with respect to its SQLWindows and Centura Team Developer products. The Company believes that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Also, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use their products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

Directors and Executive Officers of Registrant

        The following table sets forth information as of February 28, 1999, regarding the directors and executive officers of the Company:


          Name              Age                    Position
-------------------------  ------  ----------------------------------------
Scott R. Broomfield.......    42   President and Chief Executive Officer
                                     (Principal Executive Officer),
                                     Chairman of the Board of Directors

John W. Bowman............    44   Executive Vice President, Finance and
                                     Operations and Chief Financial
                                     Officer (Principal Financial Officer)

Joe Falcone...............    40   Senior Vice President, Engineering and
                                     Support, and Chief Technology
                                     Officer

Kathy Lane................    56   Senior Vice President, Alliances

Len Strickler.............    46   Vice President, Americas and Asia
                                      Pacific Sales and Marketing

John Griffin..............    51   Vice President, European Sales
                                      and Marketing

Richard Lucien............    41   Vice President, Finance and
                                      Operations (Principal Accounting
                                      Officer)

Samuel M. Inman, III(1)...    48   Director

Jack King(2)..............    65   Director

Phillip Koen, Jr.(2)(1)...    47   Director

Peter Micciche(2).........    45   Director

Earl M. Stahl.............    44   Director

------------------------
(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.



        Mr. Broomfield has served as Chief Executive Officer and a director of the Company since December 1997 and Chairman of the Board of Directors and Chief Executive Officer since February 1998. Prior to joining the Company, Mr. Broomfield was a principal with the firm of Hickey & Hill Incorporated ("Hickey & Hill") from February 1993 to December 1997, advising companies needing operational and financial restructuring. In this capacity, Mr. Broomfield assisted companies with executive management, strategy, operational and financial restructuring, business planning and business development. Prior to joining Hickey & Hill, Mr. Broomfield held senior management positions at Trilogy Systems, Inc., and Digital Equipment Corporation. Mr. Broomfield has a BS in psychology from Azusa Pacific University and an MBA with an emphasis in finance, from Santa Clara University.

        Mr. Bowman has served as Chief Financial Officer of the Company since December 1997. Prior to joining the Company Mr. Bowman also served as a principal with the firm of Hickey & Hill from July 1997 to December 1997 where he assisted companies with executive management, strategy, operational and financial restructuring, business planning and business development. Prior to joining Hickey & Hill, Mr. Bowman was President of Country Club Foods, Inc. from November 1995 through
June 1997 and from February 1992 through November 1995 served as Vice President of Finance for Spreckels Sugar Co., Inc. Prior to this, from 1978 through 1992, Mr. Bowman held various senior financial management positions at Unisys Corporation. Mr. Bowman holds a BS in Business Management from San Diego State University and an MBA in Finance from the University of California, Berkeley.

        Mr. Falcone joined the Company in November, 1998 as Senior Vice President and CTO. Prior to joining the Company, Mr. Falcone was Director of the Windows Products Group at Inprise Corporation. Prior to joining Inprise, Mr. Falcone was Director of R&D for Tasking, Inc. From 1994 to 1997, he served in engineering management roles with Data General Corporation, Kronos, Inc., and Brainstorm Technology, Inc. From 1983 to 1994, Mr. Falcone held positions in research and development at Digital Equipment Corporation. From 1980 to 1983, Mr. Falcone was a Member of Technical Staff at Hewlett-Packard Laboratories. Mr. Falcone holds an AB degree in Computer Science from the University of California, Berkeley and an MS degree in Electrical Engineering from Stanford University.

        Ms. Lane has served as Senior Vice President of Alliances since joining the Company in December 1997. Prior to this, Ms. Lane served as Vice President, Marketing for Harman Interactive from June 1994 until
May 1997 when the company was sold to Intel. Prior to that, from September 1993 through June 1994, Ms. Lane founded and served at NewMedia Ware. From June 1991 through June 1993 Ms. Lane served as President, Professional Division at Chipsoft, (which was later acquired by Intuit, a leading provider of accounting and tax software for the desk-top). Prior to this, Ms. Lane served as CEO of Softview from September 1988 through June 1991 and in executive and senior marketing roles at several software and related companies, including Dataquest, a market research firm, and was elected to and chaired the Marketing Special Interest Group for the Software Publishers Association for four years. Ms. Lane received a B.S. in Business Administration from Fort Hays State College in Kansas.

        Mr. Strickler joined the Company in January 1999 as Vice President, Americas and Asia Pacific Sales and Marketing. Prior to joining the Company, Mr. Strickler served in several senior sales management positions at Sun Microsystems Inc.. While at Sun, Mr. Strickler was responsible for overseeing service to Baan, growing Sun's revenue from this worldwide account from $5 to $127 million in less than two year.
Prior to joining Sun, Mr. Strickler held management positions in sales, marketing, and systems integration for both Digital Equipment Corporation and Burroughs, where he was responsible for directing 200 salespeople as well as pursuing, staffing and finalizing systems integration opportunities. Mr. Strickler holds a B.A. in Marketing and Management from the University of Alabama.

        Mr. Griffin has served as Vice President of Sales and Marketing for Europe at Centura Software Corporation since January 1, 1998.
Mr. Griffin joined the Company in January 1997 and served as Managing Director, Northern Europe Region through December 1997. Prior to joining the Company, Mr. Griffin was Managing Director at BMC Software Limited from 1985 until 1995. He held various management positions at IBM UK Limited from 1970 to 1985. Mr. Griffin holds a Bachelor of Arts in Economics and Law from Keele University.

        Mr. Lucien has served as Vice President, Finance and Operations since December 1998, Vice President and Corporate Controller since joining the Company in December 1997 and served as a consultant to the Company from July 1997 through December 1997. Prior to joining the Company, Mr. Lucien was Corporate Controller at Berkeley Systems, Inc., a software games and entertainment company, from February 1996 through June 1997 and was Director of Corporate Reporting at Spectrum HoloByte, Inc., a software games and entertainment company, from July 1994 through February 1996. Prior to this, Mr. Lucien served in the International Consulting Practice of Tohmatsu & Co., the Japanese affiliate of Delloitte, Touche, Tohmatsu, International, in Osaka, Japan, from
July 1991 through March 1994. Prior to this, Mr. Lucien served in various financial management positions at Nellcor, Inc., a manufacturer of non-invasive medical instruments from June 1987 through 1990. Mr. Lucien began his professional career at Touche Ross & Co. in January 1985 and holds a B.S. degree in business administration from California State University, Hayward.

        Mr. Inman served as Chairman of the Board of Directors from September 1996 until February 1998 and as President and Chief Executive Officer (Principal Executive Officer) from December 1995 until
December 1997, and President and Chief Operating Officer from April 1995 until November 1997. Mr. Inman is currently the Chief Executive Officer of Viking Components. Prior to joining the Company, from March 1993 until April 1995, Mr. Inman served as President and Chief Operating Officer of Ingram Micro Inc., the largest microcomputer products distributor worldwide, where he was responsible for overseeing and managing Ingram's U.S. operations. Prior to joining Ingram, Mr. Inman, a 21-year veteran of IBM, served as President of IBM's Personal Computer Company for the Americas. He is a graduate of Purdue University, where he earned a B.S. degree in mathematics.

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

        Mr. Koen has served on the Company's Board of Directors since December 1997. Mr. Koen has served as Chief Executive Officer of PointCast Corporation since March of 1999. Prior to this Mr. Koen served as Chief Financial Officer of Pointcast, and CFO Etec Systems from December 1993 until June 1997. Prior to that he was the Vice President of Finance, and then the Chief Financial Officer at Levelor Corporation from April 1989 to December 1993. Mr. Koen holds a B.A. in Economics from Claremont Mens College and an M.B.A in General Management from the University of Virginia.

        Mr. Micciche has served as a member of the Board of Directors since February 1998. Mr. Micciche is currently Senior Vice President, Sales and Services at ChannelPoint, Inc. Prior to this, Mr. Micciche served as President and CEO of SceneWare Corporation from 1994 to 1998. Prior to that he was Vice-President and General Manager, North America at The ASK Group from December 1992 until May, 1993, and was President of Cognos Corporation from December 1989 through December 1992. Mr. Micciche graduated from Boston College with a Bachelor of Science in Accounting and from Suffolk University with an MBA in Finance.

        Mr. Stahl, served as Chief Technology Officer and Senior Vice President for the products organization at Centura Software Corporation from April, 1995 until December 1997. Mr. Stahl joined Centura in 1988 and has held various key positions within the company's development organization, including spearheading the company's client/server tools development effort. Mr. Stahl has more than 20 years of industry experience, which includes product development and support on mainframe, minicomputers, and PC systems. He holds a B.S. in computer science from San Diego State University and has previously managed development projects at Bell Northern Research, Dest Corporation, and VisiCorp.
Mr. Stahl is currently Vice President, Products and Strategy for Rightpoint Corporation.

        The Board of Directors elects the Company's officers and such officers serve at the discretion of the Board of Directors of the Company. There are no family relationships among the officers or directors of the Company.

Item 2. Properties

        The Company leases approximately 48,000 square feet of office, development and warehousing space in facilities in Redwood Shores, California, of which approximately 50% has been sublet for the term of the lease as of September, 1998

        As of December 31, 1998, the Company also has offices in the metropolitan areas of Chicago, Dallas, New York, Washington, D.C., Berlin, Bruetten (Switzerland), Duesseldorf, Leuven (Belgium), London, Sydney (Australia), Mexico City, Sao Paulo, Milan, Maarssen (The Netherlands), Munich, Paris, and Vienna. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

                As of December 31, 1998, to the best of the Company's knowledge there were no pending actions, potential actions, claims or proceedings against the Company that could reasonable be expected to result in material damages to the Company which would have a material adverse effect on its business, results of operations or financial condition. As noted in the "Legal Proceedings" section under "Risk Factors" above, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

Item 4. Submission of Matters to a Vote of Security Holders Not
Applicable

        No matters were submitted to a vote of the Company's shareholders during the fiscal quarter ended December 31, 1998.


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



                                                        High       Low
                                                      --------- ---------
1998:
 First quarter....................................      $2.125    $0.906
 Second quarter...................................       2.875     1.563
 Third quarter....................................       1.813     1.000
 Fourth quarter...................................       1.438     1.000

1997:
 First quarter....................................      $5.125    $2.875
 Second quarter...................................       3.625     1.313
 Third quarter....................................       3.125     1.438
 Fourth quarter...................................       2.719     1.063

        The Company has not paid any cash dividends. The Company currently does not anticipate paying any cash dividends in the foreseeable future.

        As of February 28, 1999, there were approximately 943 shareholders of record (not including beneficial holders of stock held in street name) of the Company's common stock.


Item 6. Selected Financial Data

              Selected Consolidated Statements of Operations Data
                     (in thousands, except per share data)

                                          Year Ended December 31,
                               -------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------- --------- --------- --------- ---------
Net Revenues:
  Product...................... $33,453   $40,714   $45,452   $49,408   $46,134
  Service......................  20,044    17,232    17,781    16,306    10,398
                               --------- --------- --------- --------- ---------
Net Revenues...................  53,497    57,946    63,233    65,714    56,532
Cost of revenues...............   9,034    12,218    14,578    19,640    17,146
                               --------- --------- --------- --------- ---------
Gross Profit...................  44,463    45,728    48,655    46,074    39,386
Operating income (loss)........   3,895     1,230     2,484   (42,993)  (32,981)
                               --------- --------- --------- --------- ---------
Net income (loss)..............  $2,115     ($649)   $2,027  ($44,079) ($31,841)
                               --------- --------- --------- --------- ---------
Basic net income (loss) per
  share(1).....................   $0.08    ($0.04)    $0.15    ($3.62)   ($2.66)
                               ========= ========= ========= ========= =========
Basic weighted average
  common shares(1).............  27,390    15,439    13,231    12,175    11,957
                               --------- --------- --------- --------- ---------
Diluted net income (loss) per
  share(1).....................   $0.08    ($0.04)    $0.15    ($3.62)   ($2.66)
                               ========= ========= ========= ========= =========
Diluted weighted average
  common shares(1).............  27,776    15,439    13,380    12,175    11,957
                               ========= ========= ========= ========= =========






                   Selected Consolidated Balance Sheets Data
                                 (in thousands)

                                              December 31,
                               -------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------- --------- --------- --------- ---------
Working Capital (Deficit)(2)...    $983  ($18,232) ($15,616) ($25,604)     $599
Total Assets...................  29,372    28,200    36,705    48,104    58,161
Long-term Obligations..........      53       856    12,188    11,744     1,939
Shareholders' Equity (Deficit).  $7,273   ($9,954) ($16,923) ($24,057)  $18,670

-----------------------------
(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted common shares and equivalents.


(2) Working Capital (Deficit) includes deferred revenue of $13,274,000, $14,618,000, $21,891,000, $28,800,000 and $21,879,000 at December 31, 1998,
    1997, 1996, 1995 and 1994, respectively.

 (1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net income (loss) per basic and diluted common shares and equivalents.

(2) Working Capital (Deficit) includes deferred revenue of $13,274,000, $14,618,000, $21,891,000, $28,800,000 and $21,879,000 at
December 31, 1998, 1997, 1996, 1995, and 1994 respectively.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, as well as "Risk Factors" included in this Annual Report on Form 10-K.

Overview

        The Company commenced operations in 1984 and provides a suite of products application developers use to build and deploy business applications in a cost effective manner. Centura products include an embeddable and secure databases that scale from micro database environments to the Web, and object oriented and web-based application development tools. The Company's product lines include a secure embeddable database, (SQLBase), application and web-based development tools, (Centura Team Developer, the 32-bit version of SQLWindows, and Centura net.db) and PC to mainframe connectivity products (SQLHost). These products are expected to constitute the majority of the Company's net revenues for the foreseeable future ? see "Recent Developments" below; also see Note 13 ? Subsequent Events, to the Consolidated Financial Statements. Any failure to deliver products as scheduled, or such products' failure to achieve early market acceptance, could have a material adverse effect on the business, operating results and financial condition of the Company. The Company distributes its products in the United States and internationally through a corporate sales organization consisting of the Company's internal sales force complimented by marketing arrangements with vertical software partners, hardware original equipment manufacturers and systems integrators, and a channel sales organization consisting of value-added resellers and distributors. See "Item 1. Business Risk Factors New Product Risks; Rapid Technological Change," "Highly Competitive Markets", "Market Acceptance of PC Client/Server Systems" and "Internet Software Market".

        The Company reported a profit of $2.1 million for fiscal year 1998, a loss of $0.6 million for 1997, and a profit of $2.0 million for 1996. Beginning in the fourth quarter of 1997, the Company refocused and restructured its operations to leverage its core technological competencies into next generation products, which include embeddable databases and web-based development tools. The Company continues to embrace object oriented application development. With the addition of Centura net.db, the Company's products now provide a comprehensive architecture for the development and deployment of information systems and applications from a host environment, through two-tier client/server and SQL databases, to the multi-tier environment of the World Wide Web.
The Company has experienced in the past and may in the future continue to experience significant fluctuations in quarterly operating results. Many of the Company's product licensing arrangements are subject to revenue recognition on a per-unit deployed basis as the Company's deferred obligation to its customers is gradually extinguished. Revenue recognition in such cases is therefore dependent upon the business activities of the Company's customers and the timely and accurate reporting of such activities to the Company, which makes predictability of the related revenue extremely uncertain. Although the Company has operated historically with little or no backlog of traditional boxed product shipments, it has experienced a seasonal pattern of product revenue decline between the fourth quarter and the succeeding first quarter, contributing to lower worldwide product revenues and operating results during such quarters. It has generally realized lower European product revenues in the third quarter as compared to the rest of the year. The Company has also experienced a pattern of recording a substantial portion of its revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Accordingly, any significant shortfall in sales of the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, operating results and financial condition. Due to the foregoing factors, it is likely that the Company's operating results may, during any fiscal period, fall below the expectations of securities analysts and investors. See "Part I,
Item 1. Business, Risk Factors Recent Company Losses; Fluctuations in Quarterly Results."


Recent Developments

        On March 15, 1999 the Company entered into an agreement (the "Agreement") to acquire Raima? Corporation, a Seattle-based vendor of cross-platform micro databases and data management tools for real-time and Windows applications. The acquisition will be principally an exchange of stock for stock and is expected to close on or before June 7, 1999. The Company is likely to account for the acquisition under the purchase method of accounting. The merger will enable Centura to provide customers with a comprehensive cross-platform family of secure embeddable database solutions, including Windows NT, Windows 95/98 and Windows CE, and widely used versions of Unix (Solaris, AIX, HP-UX, Unix Ware, BSD/OS and Linux) and Real Time Operating Systems (RTOS). There can be no assurance that the merger will become effective within the timeframe provided in the Agreement or, if effective, whether Raima? Corporation can be successfully integrated into the Company or that such integration efforts or other issues surrounding the acquisition will not have a material and adverse impact on the Company's business, operating results and financial condition. See "Part I, Item I. Dilutive and Potential Dilutive Effect to Shareholders".

Results of Operations

        The following table sets forth consolidated statements of operations data as a percentage of net revenues for the periods indicated:

                                             Years Ended December 31,
                                        ---------------------------------
                                           1998       1997       1996
                                        ---------- ---------- -----------
Net revenues:
  Product...............................       63%        70%         72%
  Service...............................       38%        30%         28%
                                        ---------- ---------- -----------
    Net revenues........................      100%       100%        100%
Cost of revenues:
  Product...............................        9%         8%          8%
  Service...............................        8%        13%         15%
                                        ---------- ---------- -----------
    Cost of revenues....................       17%        21%         23%
                                        ---------- ---------- -----------
      Gross profit......................       83%        79%         77%

Operating expenses:
  Sales and marketing...................       48%        45%         46%
  Engineering and product development...       15%        17%         17%
  General and administrative............       13%        12%         10%
  Acquisition expense...................       --          1%          1%
  Litigation expense....................       --         --          -1%
  Restructuring expense.................       --          2%        --
                                        ---------- ---------- -----------
    Total operating expenses............       76%        77%         73%
                                        ---------- ---------- -----------
      Operating income (loss)...........        7%         2%          4%

Other income (expense), net.............       -4%        -3%        --
Provision for income taxes..............        1%        --           1%
                                        ---------- ---------- -----------
Net income (loss).......................        4%        -1%          3%
                                        ========== ========== ===========

  Gross margin on product revenues......       86%        88%         89%
  Gross margin on service revenues......       78%        57%         46%

Net Revenues. The Company receives licensing fees from certain resellers (including original equipment manufacturers) under product licensing arrangements. Revenue from these resellers is recognized upon shipment of product, if collection of the resulting receivable is probable and no ongoing vender obligation exists. If an ongoing vendor obligation exists, such fees are recorded as revenue as product is sold and reported to the Company by the reseller. For licensing agreements with end-users, fees are recognized upon shipment of product, if collection of the resulting receivable is probable and no ongoing vendor obligation exists.
 If an ongoing vendor obligation exists, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract. When licensing agreements terminate, the Company records any licensing fees previously not recognized. Revenue from other services, including training, are recognized as performed.
The Company also enters into agreements with certain of its distributors involving boxed product. Revenues from these distributors are generally recognized when the product is shipped and are reduced by management's estimate of anticipated stock exchanges based on historical experience.

        During 1998, the Company has recognized revenues in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition." Prior to 1998, the Company recognized revenues in accordance with Statement of Position No. 91-1, "Software Revenue Recognition." In December 1998, the American Institute of Certified
Public Accountants ("AICPA") issued Statement of Position No. 98-9
("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 will be adopted for transactions entered into during the fiscal year beginning January 1, 1999.

Net Product Revenues. Net product revenues consist primarily of SQLBase, Centura Team Developer, SQLWindows, and SQLNetwork product sales. Net product revenues for 1998 decreased 18% to $33.5 million from $40.7 million in 1997 primarily due to decreased sales of Centura Team Developer. Decreases in sales of the Company's development tools from 1997 to 1998 and from 1996 to 1997 were due primarily to increased competition. Sales of the Company's SQLBase products decreased slightly to $23.5 million or 70% of net product revenue in 1998 from $24.5 million or 60% of net product revenue in 1997. The increase in SQLBase revenue as a percentage of net product revenue was due primarily to relative decreases in the Centura Team Developer product line. The Centura Team Developer product line accounted for $7.0 million or 21% of net product revenues for 1998 compared with $10.7 million or 26% of net product revenues in 1997. Net product revenues for 1997 decreased to $40.7 million from $45.5 million in 1996 primarily due to decreased sales of SQLWindows. Sales of SQLBase products increased to $24.5 million or 60% of net product revenue in 1997, from $23.8 million or 52% of net product revenues in 1996. Sales of other tools and connectivity software accounted for $3.0 million or 9%, $5.5 million or 14%, and $13.1 million or 29% net product revenues for 1998, 1997 and 1996, respectively. International revenue accounted for 55%, 63% and 67% of total net product revenues for 1998, 1997 and 1996, respectively. Distributor and OEM royalties accounted for $12.7 million or 24%, and $34.4 million or 59% of net revenues in 1998 and 1997, respectively.

 Net Service Revenues. Net service revenues consist primarily of license maintenance agreements and telephone support. Net service revenues increased 16% to $20.0 million in 1998 from $17.2 million in 1997. The increase in net service revenues reflects the Company's overall focus on customer retention. License maintenance fees represent payments which entitle customers the right to receive product revision upgrades and updates as such are produced by the Company and become available. Net service revenues decreased to $17.2 million in 1997, from $17.8 million in 1996, due primarily to the decrease in net product revenues in 1997 and related support and service revenue that accompanies new product sales. This was partially offset by renewals of customer support and service agreements from prior years. License maintenance and telephone support contracts are typically paid in advance, and revenue is recognized ratably over the term of the contract. International service revenues accounted for 52%, 46% and 41% of total net service revenues for 1998, 1997 and 1996, respectively.

 Cost of Product Revenues. Cost of product as a percentage of product revenues was 14%, 12% and 11% for 1998, 1997 and 1996, respectively. Cost of product includes the cost of subcontracted production, royalties for third party software, and the amortization of capitalized software. Cost of product varies significantly by distribution channel. Channel sales typically involve sales of packaged products and, as a result, generally have higher costs of production than embeddable applications or large scale deployment sales, which generally involve software reproduction licenses. The increase in cost of product revenue as a percentage of product revenue, in 1998 is due primarily to an increase in royalties, and the write-off of development licenses for product which had been released from development.

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the amortization software purchased from third parties, decreased to $1.7 million in 1998 from $2.7 million in 1997, as compared with a $1.1 million increase from 1996 to 1997.

 Cost of Service Revenues. Cost of service revenues, as a percentage of service revenues was 22%, 43% and 54% in 1998, 1997 and1996 respectively, primarily due to a decrease in headcount in each of the respective years. Cost of service consists primarily of personnel costs related to maintenance, training and technical support. The decrease in cost of service revenues as a percentage of service revenue is primarily due to a decrease in headcount in each of the respective years. In August 1997, the Company completed operational restructurings which encompassed outsourcing certain support functions. The outsourcing activities enabled a lower infrastructural cost of service while maintaining adequate levels of support. It is likely that the Company will increase the levels of technical service in 1999, and devote additional resources to solutions development for end-users and consultative sales. As such, the cost of service as a percentage of service revenues is anticipated to increase. To the extent that service and consulting revenues do not grow at the same rate, such increases could have a material adverse effect on the Company's business, results of operations and financial condition.

 Sales and Marketing Expenses. Sales and marketing expenses consist principally of salaries, sales commissions and costs of advertising and marketing campaigns. Sales and marketing expenses decreased 2% to $25.8 million in 1998 from $26.2 million in 1997. In 1997, sales and marketing expenses decreased 10% from $29.1 million in 1996. Sales and marketing expenses represented 48%, 45% and 46% of net revenues in 1998, 1997 and 1996, respectively. The decrease in sales and marketing expenses in 1998 and 1997 was due to primarily to reductions in staffing, including the elimination of portions of the field sales organization which were focussed on the Foresite product which the Company discontinued in the fourth quarter of 1997.

Engineering and Product Development. The table below sets forth gross engineering and product development expenses, capitalized internal software development costs, and net engineering and product development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:

                                             Years Ended December 31,
                                        ---------------------------------
                                           1998       1997       1996
                                        ---------- ---------- -----------
                                                  (in thousands)
Gross engineering and product
  development expenses.................    $8,602    $10,742     $12,897
Capitalized internal software
  development costs....................      (664)    (1,018)     (1,865)
                                        ---------- ---------- -----------
Net engineering and product
  development expenses.................    $7,938     $9,724     $11,032
                                        ========== ========== ===========
As a percentage of net revenues:
  Gross engineering and product
    development expenses...............        16%        19%         20%
  Net engineering and product
    development expenses...............        15%        17%         17%

        Net engineering and product development expenses decreased 18% to $7.9 million in 1998 from $9.7 million in 1997. In 1997, net engineering and product development decreased 12% to $9.7 million from $11.0 million in 1996. The decreases reflect a reduction in staffing and associated continuing engineering costs as the Company reduced its emphasis on engineering work related to software development tools. The Company has begun efforts to re-align its engineering and product development organization and anticipates that development costs will increase in 1999 as the Company expands its efforts to leverage core technologies into next generation products. The Company believes that the development of new products and the enhancement of existing products, are essential to its continued success, and the Company intends to continue to devote substantial resources to new product development. To the extent that net revenues do not grow at the same rate, such increases could have a material adverse effect on the Company's business, results of operations and financial condition.

 General and Administrative Expenses. General and administrative expenses consist primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. General and administrative expenses decreased 2% to $6.9 million in 1998 from $7.0 million in 1997. General and administrative expenses decreased in 1998 from 1997 due primarily to staffing reductions in the first half of 1998. In addition, during the third quarter of 1998, the Company began to sublease a portion of its office space, which resulted in a reduction of net rental expense in 1998. In 1997, general and administrative expenses increased 5% from $6.7 million in 1996, due principally to operational restructuring and expensed acquisition costs, and the abandonment of certain MIS projects during the year. General and administrative expenses were $6.7 million in 1996. These expenses represented 13%, 12% and 10% of net revenues in 1998, 1997 and 1996, respectively.

 Acquisition Expenses. On January 6, 1997, in an effort to expand its product offerings in areas complimentary with the Company's core products, technology and Internet applications, the Company entered into a definitive agreement to acquire InfoSpinner, Inc. (InfoSpinner) of Richardson, Texas (the "Merger Agreement"). The Company did not obtain the majority vote of its shareholders required for the approval of the proposed merger, and as such, InfoSpinner elected to exercise its right, pursuant to the Merger Agreement, to terminate the transaction. In connection with the Merger Agreement, the Company entered into a non-exclusive distribution agreement with InfoSpinner. Beginning in the second half of 1997, the distribution agreement with InfoSpinner was terminated and the Company restructured its operations to leverage its core technological competencies into next generation products, which include embeddable databases and development tools that continue to embrace object oriented development.

Restructuring expenses. Beginning in the second half of 1997, the distribution agreement with Infospinner terminated and the Company restructured its operations to leverage its core technological competencies into next generation products, which include embeddable databases and development tools that continue to embrace object oriented development. In 1997 the Company incurred charges related to its restructuring efforts in the amount of approximately $1.5 million, which included the write-off of prepaid distribution royalties in connection with the termination of the Infospinner distribution agreement and severance costs, offset by the reversal of approximately $0.5 million in existing restructuring reserves, originally recorded in 1995. The results of operations for 1996 include the reversal of $0.2 million of restructuring reserves due to a change in estimated employee reduction costs. In addition, there can be no assurance that the Company's management will not deem it appropriate to undertake other major restructuring efforts in the future or to what degree any of these efforts will result in improved operational performance, if at all.

Litigation Settlement?Class Action Lawsuit. The Company reached a binding settlement agreement with plaintiffs' counsel in a lawsuit filed against the Company and certain of its officers and directors by a holder of the Company's common stock and gained court approval of the settlement agreement on September 30, 1996. As part of the settlement, the Company agreed to provide up to a maximum of 2,500,000 shares of its common stock to a fund to be distributed among the members of the plaintiff class. As of December 31, 1997, 2,500,000 shares have been issued and distributed under the settlement agreement and no additional shares are required to be issued. The 1996 results of operations includes the reversal of $878,000 of litigation expenses attributed to the difference between the original estimate of litigation expense and final settlement of the lawsuit.

Other Income (Expense), Net. Other income (expense), net is comprised of interest income, interest expense, valuation of warrants, and gains or losses on foreign currency transactions. The Company's gains or losses from foreign currency transactions have fluctuated from period to period, primarily as a result of fluctuating values of the U.S. dollar and instability in European and Latin American currency markets. The Company recorded a foreign currency loss of approximately $0.4 million in 1998, principally due to the decline in the value of certain European currencies. The Company recorded a foreign currency loss of $1.0 million in 1997 and a gain of $0.2 million in 1996. The costs of currency hedging are reflected in the reported gains and losses of foreign currency transactions. The Company anticipates that it will continue to hedge foreign currency denominated assets and liabilities in 1999. Nonetheless, a decrease in the value of foreign currencies relative to the value of the U.S. dollar could result in losses from foreign currency transactions. The Company's net interest expense was $0.2 million, $0.8 million and $0.2 million in 1998, 1997 and 1996 respectively. Included in other income and expense in 1998 are non-cash charges of approximately $1.0 million associated with the issuance of warrants. The warrants were valued using an independent appraiser, and a modified
Black Scholes model. See Note 9. of notes to the consolidated financial statements.

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

 Provision for Income Taxes. The provision for income taxes was $0.3 million in 1998, $0.1 million in 1997 and $0.5 million in 1996. The provision for income taxes related primarily to foreign withholding taxes. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $72.7 million available to offset future federal taxable income and $21.4 million available to offset future state taxes, which expire through 2018. The availability and timing of these loss carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 1998, 1997 and 1996, the Company fully reserved its deferred tax assets due to the existence of uncertainty of the Company's ability to realize the deferred tax assets.

Quantitative and Qualitative Disclosure About Market Risk. The Company's international business is subject to risks customarily encountered in foreign operations, including changes in specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar, as well as the interest rate risk inherent in the Company's foreign receivable portfolio. The Company's risk management strategy utilizes derivative financial instruments (forward contracts) to hedge certain foreign currency exposure. The Company believes that the adverse movements in foreign exchange rates applied to the hedging contracts and underlying exposures described above would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Annual gains and losses in the future may differ materially from that analysis, however, based on the changes in the timing and amount of foreign currency exchange rate movements and the Company's actual exposures and hedges.

        At December 31, 1998, the Company had $5,741,000 in 30 day forward contracts denominated in four European currencies; German Deutsche Marks, British Pounds Sterling, Netherland Guilders, and Italian Lire, as well as the Australian Dollar. The carrying value of these financial instruments approximate their respective fair values.

        At December 31, 1998, the Company's investment portfolio consisted of cash and cash equivalents, and is therefore, subject to no interest rate risk.

        In January 1998, the Company entered into a $5,000,000 asset based loan facility with Coast Business Credit, the "Facility." The loan provides borrowings of up to $5,000,000, secured by the Company's accounts receivable, combined with a $500,000 capital equipment facility. The facility bears interest at 2.25% above the Bank of America Reference Rate, and provides for the ability to reduce interest cost based on the achievement of certain financial covenants. The facility also requires that the Company maintain a minimum net worth of negative $8.0 million. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. The facility replaces an accounts receivable factoring agreement entered into by the Company in June 1997. As of December 31, 1998 there was $2,663,000 drawn against the $5,000,000 loan facility, and having achieved certain financial covenants, the Company was paying an interest rate of 1.75% above the Bank of America Reference Rate. Although the facility is subject to interest rate risk, the Company believes that the adverse movements of interest rates would not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Year 2000 Issue. Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

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

Software Sold to Consumers. All current products developed by the Company are designed to record, store and process and present calendar dates occurring on or after January 1, 2000 with the same degree of accuracy that such products process dates occurring before such date.

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

Recent Accounting Pronouncements. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's consolidated financial statements for the fiscal year ending December 31, 1999.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").
SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2000 and has not yet evaluated the impact of adoption and its effects on the Company's results of operations, financial position, capital resources or liquidity.


Liquidity and Capital Resources:

        At December 31, 1998, the Company had a working capital position of approximately $1.0 million and net shareholders equity of approximately $7.3 million. Excluding the impact of deferred product and support revenue of $13.3 million, the Company had a working capital position of approximately $14.3 million at December 31, 1998.

        At December 31, 1998 the Company had approximately $5.7 million in unsecured foreign currency contracts, denominated primarily in various European currencies, as part of a program to hedge the financial exposure arising from foreign denominated monetary assets and liabilities.

        The deferred product and support revenue of $13.3 million at December 31, 1998 reflects a delay in recognition of revenue in accordance with contractual agreements and requires minimal resources of the Company.

        Net cash provided by operating activities was $1.3 million in 1998, compared to net cash used by operating activities of $3.3 million in 1997 and $7.7 million in 1996. The cash provided in 1998 was principally due to net income, combined with depreciation and amortization, the valuation of stock warrants issued, and a decrease in other assets, offset by an increase in accounts receivable, and decreases in accounts payable and deferred revenue. The use of cash in 1997 was due principally to decreases in deferred revenue and accounts payable and accrued liabilities, offset by depreciation and amortization and a decrease in accounts receivable. In 1996, net income and an increase in depreciation and amortization were offset by decreases in accounts payable and accrued liabilities, litigation expense and deferred revenue.

        Cash used in investing activities was $1.9 million in 1998 , principally due to the acquisition of equipment and the capitalization of software costs. Cash used in investing activities was $1.6 million in 1997, principally due to the purchase of equipment related to the Company's information systems architecture and capitalized software costs, partially offset by maturities of investments. Cash provided by investing activities was $4.6 million in 1996, principally due to maturities of investments offset by acquisition of property and equipment, and capitalization of software development costs.

        Net cash provided by financing activities was $3.0 million in 1998, and related to an increase in short-term borrowings and the issuance of common stock. Net cash provided by financing activities in 1997 and 1996 totaled $2.2 million and $0.2 million, respectively, primarily as a result of proceeds from short-term borrowings and issuance of common stock offset by repayment of notes payable.

        In February 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement (to which the Company consented) and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12,251,000, payable to CA (the "CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares"). Concurrently with execution of the Agreements, the Company and NAC entered into an Investor Rights Agreement (the "Rights Agreement") wherein the Company agreed to register the Shares under the Securities Act. The shares were registered effective July 18, 1998.

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

        The Company's capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to the Company's business, which the Company considers from time to time. The Company regularly evaluates such opportunities. Any such transaction, if consummated, may further reduce the Company's working capital or require the issuance of the Company's common stock.

        In January 1998, the Company entered into a $5.0 million asset based loan facility with Coast Business Credit. The loan provides for borrowings of up to $5.0 million, secured by the Company's accounts receivable, combined with a $0.5 million capital equipment facility. The facility bears interest at a rate of 2.25% above the Bank of America Reference Rate, and provides for the ability to reduce interest costs based on the achievement of certain financial covenants. The facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. At December 31, 1998, the Company had drawn $2.7 million on the loan facility, and having achieved certain financial covenants, the Company was paying an interest rate of 1.75% above the Bank of America Reference Rate.

        On March 15, 1999 the Company entered into an agreement (the "Agreement") to acquire Raima? Corporation, a Seattle-based vendor of cross-platform micro databases and data management tools for real-time and Windows applications. Except for a small cash component under certain limited circumstances, the acquisition will be a stock purchase, is expected to close on or before June 7, 1999, and is anticipated to be accounted for using the purchase method of accounting. The Company is likely to account for the merger under the purchase method of accounting. The merger will enable Centura to provide customers with a comprehensive cross-platform family of embeddable database solutions, including Windows NT, Windows 95/98 and Windows CE, and widely used versions of Unix (Solaris, AIX, HP-UX, Unix Ware, BSD/OS and Linux) and Real Time Operating Systems (RTOS). There can be no assurance that the merger will become effective within the timeframe provided in the Agreement or, if effective, whether Raima? Corporation can be successfully integrated into the Company or that such integration efforts or other issues surrounding the acquisition will not have a material and adverse impact on the Company's business, operating results and financial condition. The Company expects to incur transaction related expenses associated with the merger. See "Part I, Item I. Dilutive and Potential Dilutive Effect to Shareholders".

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

        In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including factors listed in "Item 1. Business, - Risk Factors - Recent Company Losses; Fluctuations in Quarterly Results".


Item 8. Financial Statements and Supplementary Data


        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Centura Software Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Centura Software Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 16 , 1999

                          CENTURA SOFTWARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                              December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                            ASSETS
Current Assets:
  Cash and cash equivalents............................     $6,414      $3,974
  Accounts receivable, less allowances of $1,321
    and $1,621.........................................     12,988      11,744
  Inventories..........................................         44         259
  Other current assets.................................      3,583       3,089
                                                         ----------  ----------
    Total current assets...............................     23,029      19,066
Property and equipment, net............................      2,888       3,511
Capitalized software, net..............................      1,542       2,573
Long-term investments..................................      1,002       1,263
Other assets...........................................        911       1,787
                                                         ----------  ----------
    Total assets.......................................    $29,372     $28,200
                                                         ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of long-term obligations.............     $  --      $10,000
  Accounts payable.....................................      2,798       4,244
  Accrued compensation and related expenses............      1,567       1,521
  Short-term borrowings................................      2,663       1,581
  Other accrued liabilities............................      1,744       5,334
  Deferred revenue.....................................     13,274      14,618
                                                         ----------  ----------
    Total current liabilities..........................     22,046      37,298
Other long-term liabilities............................         53         856
                                                         ----------  ----------
Commitments and contingencies (Note 7)

Shareholders' equity (deficit):
  Preferred stock, no par value; 2,000 shares
    authorized; none issued and outstanding............        --          --
  Common stock, par value $.01 per share; 60,000 shares
    authorized; 29,598 shares and 15,784 shares issued
    and outstanding ...................................     85,690      70,636
  Accumulated other comprehensive income...............       (426)       (484)
  Accumulated deficit..................................    (77,991)    (80,106)
                                                         ----------  ----------
    Total shareholders' equity (deficit)...............      7,273      (9,954)
                                                         ----------  ----------
    Total liabilities and shareholders' equity
       (deficit).......................................    $29,372     $28,200
                                                         ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                             Years Ended December 31,
                                        ---------------------------------
                                           1998       1997       1996
                                        ---------- ---------- -----------
Net revenues:
  Product...............................  $33,453    $40,714     $45,452
  Service...............................   20,044     17,232      17,781
                                        ---------- ---------- -----------
    Net revenues........................   53,497     57,946      63,233
Cost of revenues:
  Product...............................    4,652      4,779       5,060
  Service...............................    4,382      7,439       9,518
                                        ---------- ---------- -----------
    Cost of revenues....................    9,034     12,218      14,578
                                        ---------- ---------- -----------
      Gross profit......................   44,463     45,728      48,655
                                        ---------- ---------- -----------
Operating expenses:
  Sales and marketing...................   25,776     26,224      29,106
  Engineering and product development...    7,938      9,724      11,032
  General and administrative............    6,854      6,990       6,667
  Acquisition expense...................       --        530         467
  Litigation expense....................       --         --        (878)
  Restructuring expense.................       --      1,030        (223)
                                        ---------- ---------- -----------
    Total operating expenses............   40,568     44,498      46,171
                                        ---------- ---------- -----------
      Operating income (loss)...........    3,895      1,230       2,484
Other income (expense):
  Interest income.......................      338        234         637
  Interest expense......................     (505)    (1,039)       (831)
  Imputed value of warrants issued......     (990)        --         --
  Foreign currency gain (loss)..........     (350)    (1,012)        215
                                        ---------- ---------- -----------
Income (loss) before income taxes.......    2,388       (587)      2,505
Provision for income taxes..............      273         62         478
                                        ---------- ---------- -----------
Net income (loss).......................   $2,115      ($649)     $2,027
                                        ========== ========== ===========
Basic net income (loss) per share.......    $0.08     ($0.04)      $0.15
                                        ========== ========== ===========
Basic weighted average common shares....   27,390     15,439      13,231
                                        ========== ========== ===========
Diluted net income (loss) per share.....    $0.08     ($0.04)      $0.15
                                        ========== ========== ===========
Diluted weighted average common shares..   27,776     15,439      13,380
                                        ========== ========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended December 31,
                                                   -----------------------------
                                                     1998      1997      1996
                                                   --------- --------- ---------
Cash flows from operating activities:
  Net income (loss)...............................   $2,115     ($649)   $2,027
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization.................    3,680     5,390     5,311
    Loss on disposal of fixed assets..............      236       --        --
    Issuance of stock warrants....................      990       103       165
    Provision for doubtful accounts, sales
     returns and allowances.......................     (209)      187       586
    Non-cash restructuring charges................      --        166      (223)
    Changes in assets and liabilities:
      Accounts receivable.........................   (1,035)    1,643    (1,986)
      Inventories.................................      215       (43)        2
      Other current assets........................     (494)     (429)     (301)
      Other assets................................      802       (12)      (21)
      Accounts payable and accrued liabilities....   (3,627)   (2,416)   (4,189)
      Deferred revenue............................   (1,344)   (7,273)   (6,909)
      Accrued litigation expense..................      --          9    (2,877)
      Other long-term liabilities.................      --        --        742
                                                   --------- --------- ---------
        Net cash provided by (used in)
          operating activities....................    1,329    (3,324)   (7,673)
                                                   --------- --------- ---------
Cash flows from investing activities:
  Maturities of investments.......................      375     2,065     8,748
  Purchases of investments........................     (114)      --       (123)
  Proceeds from sale of property and equipment....      --        --        341
  Acquisitions of property and equipment..........   (1,415)   (2,253)   (1,262)
  Capitalization of software costs................     (664)   (1,018)   (2,890)
  Capitalization of other intangibles.............     (109)     (360)     (202)
                                                   --------- --------- ---------
        Net cash provided by (used in)
         investing activities.....................   (1,927)   (1,566)    4,612
                                                   --------- --------- ---------
Cash flows from financing activities:
  Repayment of note payable.......................      --       (368)     (327)
  Proceeds from short-term borrowings, net........    1,082     1,581         --
  Repayment of capital lease obligations..........      --        --        (32)
  Proceeds from issuance of common stock, net.....    1,898       953       587
                                                   --------- --------- ---------
        Net cash provided by financing activities.    2,980     2,166       228
                                                   --------- --------- ---------
Effect of exchange rate changes on cash and cash
  equivalents.....................................       58        29      (363)
                                                   --------- --------- ---------
Net increase (decrease) in cash and cash
  equivalents.....................................    2,440    (2,695)   (3,196)
Cash and cash equivalents at beginning of period..    3,974     6,669     9,865
                                                   --------- --------- ---------
Cash and cash equivalents at end of period........   $6,414    $3,974    $6,669
                                                   ========= ========= =========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes......................      $18       $60      $154
                                                   ========= ========= =========

  Cash paid for interest..........................     $344      $204       $62
                                                   ========= ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CENTURA SOFTWARE CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share data)

                                                  Accumu-
                                                   lated
                                                   Other
                                                 Comprehen-
                                 Common Stock       sive     (Accumu-
                               -----------------   Income     lated
                                Shares   Amount    (Loss)    Deficit)    Total
                               -------- -------- ---------- ---------- ---------
Balances, December 31, 1995...  12,382  $57,577      ($150)  ($81,484) ($24,057)
  Issuance of common stock
    under stock option plans..     198      362       --           --       362
  Issuance of common stock
    under Employee Stock
    Purchase Plan.............     100      225       --           --       225
  Issuance of common stock
    in relation to settlement
    of class action
    securities litigation.....   1,048    4,718       --           --     4,718
  Issuance of stock warrants
    for 100,000 shares
    related to merger with
    InfoSpinner, Inc..........     --       165       --           --       165
  Cumulative translation
    adjustment................     --       --        (363)        --      (363)
  Net income..................     --       --        --        2,027     2,027
                               -------- -------- ---------- ---------- ---------
Balances, December 31, 1996...  13,728   63,047       (513)   (79,457)  (16,923)

  Issuance of common stock
    under stock option plans..     472      674       --           --       674
  Issuance of common stock
    under Employee Stock
    Purchase Plan.............     132      279       --           --       279
  Issuance of common stock
    in relation to settlement
    of class action
    securities litigation.....   1,452    6,533       --           --     6,533
  Issuance of stock warrants
    for 100,000 shares in
    connection with
    short-term borrowings.....     --       103       --           --       103
  Cumulative translation
    adjustment................     --       --          29         --        29
  Net loss....................     --       --        --         (649)     (649)
                               -------- -------- ---------- ---------- ---------
Balances, December 31, 1997...  15,784   70,636       (484)   (80,106)   (9,954)

  Issuance of common stock
    under stock option plans..      69      103       --           --       103
  Issuance of common stock
    for conversion of note
    payable, net..............  11,415   12,063       --           --    12,063
  Issuance of common stock
    for private placement,
    net.......................   2,330    1,898       --           --     1,898
  Issuance of stock warrants..     --       990       --           --       990
  Cumulative translation
    adjustment................     --       --          58         --        58
  Net income..................     --       --        --        2,115     2,115
                               -------- -------- ---------- ---------- ---------
Balances, December 31, 1998...  29,598  $85,690      ($426)  ($77,991)   $7,273
                               ======== ======== ========== ========== =========

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

Note 2. Summary of Significant Accounting Policies:

 Principles of Consolidation. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Financial Instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments, and accounts receivable. At December 31, 1998, the Company's cash and cash equivalents consist of demand accounts and money market accounts. Cost approximates market value of the securities at December 31, 1998. The Company generally does not require collateral for its receivables and maintains reserves for potential credit losses.

        The Company accounts for investments under the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS 115"). SFAS 115 establishes standards for financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Each investment is classified into one of three categories: held-to-maturity, available-for-sale or trading. Investments which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are recorded at amortized cost.

        The Company enters into forward contracts to reduce the risks associated with foreign currency fluctuations on net assets denominated in foreign currencies. At December 31, 1998, the Company had $5,741,000 in forward contracts denominated in four European currencies; German Deutsche Marks, British Pounds Sterling, Netherland Guilders, and Italian Lire, as well as the Australian Dollar. The carrying value of all other financial instruments approximate their respective fair values.

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


 Capitalized Software Development Costs. The Company capitalizes internally generated software development costs and purchased software in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalization of internally generated software development costs begins upon the establishment of technological feasibility of the product. The Company makes an ongoing assessment of the recoverability of these costs which requires considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Internally generated software development costs capitalized were $664,000 and $1,018,000 for the years ended December 31, 1998 and 1997, respectively.

        Amortization of all capitalized software costs begins when a product is available for general release to customers, and is computed separately for each product as the greater of (a) current gross revenue for a product to the total of current and anticipated gross revenue for the product, or (b) the straight-line method over the remaining estimated economic life of the product, up to three years. Amortization and adjustments are included in cost of product revenues and amounted to $1,695,000, $2,671,000 and $1,644,000, for the years ended December 31,
1998, 1997 and 1996, respectively.

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

Revenue Recognition. The Company receives licensing fees from certain resellers (including original equipment manufacturers) under product licensing arrangements. Revenue from these resellers is recognized upon shipment of product, if collection of the resulting receivable is probable and no ongoing vender obligation exists. If an ongoing vendor obligation exists, such fees are recorded as revenue as product is sold and reported to the Company by the reseller. For licensing agreements with end-users, fees are recognized upon shipment of product, if collection of the resulting receivable is probable and no ongoing vendor obligation exists. If an ongoing vendor obligation exists, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract. When licensing agreements terminate, the Company records any licensing fees previously not recognized. Revenue from other services, including training, are recognized as performed. The Company also enters into agreements with certain of its distributors involving boxed product. Revenues from these distributors are generally recognized when the product is shipped and are reduced by management's estimate of anticipated stock exchanges based on historical experience.

        During 1998, the Company has recognized revenues in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition." Prior to 1998, the Company recognized revenues in accordance with Statement of Position No. 91-1, "Software Revenue Recognition." In December 1998, the American Institute of Certified
Public Accountants ("AICPA") issued Statement of Position No. 98-9
("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 will be adopted for transactions entered into during the fiscal year beginning January 1, 1999.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                             Years Ended December 31,
                                        ---------------------------------
                                           1998       1997       1996
                                        ---------- ---------- -----------
                                        (in thousands, except per share data)
Net income (loss).......................   $2,115      ($649)     $2,027
                                        ========== ========== ===========
Shares calculation:
 Average basic shares outstanding.......   27,390     15,439      13,231
 Effect of dilutive securities options..      386         --         149
                                        ---------- ---------- -----------
Total shares used to compute diluted
  earnings per share....................   27,776     15,439      13,380
                                        ========== ========== ===========

Earnings (loss) per basic share.........    $0.08     ($0.04)      $0.15
                                        ========== ========== ===========

Earnings (loss) per diluted share.......    $0.08     ($0.04)      $0.15
                                        ========== ========== ===========

        Antidilutive options and warrants to purchase 8,416,000, 4,055,000, and 2,935,000 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively. Antidilutive convertible debt to convert to 3,774,000 shares of common stock was outstanding at December 31, 1996. No such shares were outstanding at December 31, 1997, as the Company lost the conversion option during 1997.

 Stock-Based Compensation. During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to measure employee stock compensation based on the fair value method of accounting or to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provide pro forma footnote disclosure under the fair value method described in SFAS 123. The Company adopted SFAS 123 on January 1, 1996, and will continue to apply the principles of APB 25, while providing the pro forma footnote disclosure required by SFAS 123. See Note 9 "Capital Stock," for the required pro-forma disclosure.

Comprehensive Income. Effective January 1, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as foreign currency translation gain (loss).

Recent Accounting Pronouncements. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's consolidated financial statements for the fiscal year ending December 31, 1999.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").
SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2000 and has not yet evaluated the impact of adoption and its effects on the Company's results of operations, financial position, capital resources or liquidity.

Note 3. Balance Sheet Detail:

    Property and equipment, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               1998       1997
                                            ---------- ----------
                                              (in thousands)
Computer equipment......................      $17,261    $16,418
Furniture and fixtures..................        2,024      1,997
Leasehold improvements..................        2,105      2,075
                                            ---------- ----------
                                               21,390     20,490
Less: accumulated depreciation and
  amortization..........................      (18,502)   (16,979)
                                            ---------- ----------
                                               $2,888     $3,511
                                            ========== ==========

    Capitalized software, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               1998       1997
                                            ---------- ----------
                                              (in thousands)
Internally developed software...........       $7,806     $7,142
Purchased software......................        3,852      3,852
                                            ---------- ----------
                                               11,658     10,994
Less: accumulated amortization..........      (10,116)    (8,421)
                                            ---------- ----------
                                               $1,542     $2,573
                                            ========== ==========


    Deferred revenue consists of the following:

                                                 December 31,
                                            ---------------------
                                               1998       1997
                                            ---------- ----------
                                              (in thousands)
Deferred product revenue................       $4,602     $7,152
Deferred support revenue................        8,672      7,466
                                            ---------- ----------
                                              $13,274    $14,618
                                            ========== ==========

    Allowance for doubtful accounts consists of the following:

                                                 December 31,
                                            ---------------------
                                               1998       1997
                                            ---------- ----------
                                              (in thousands)
  Balance at beginning of period........       $1,265     $1,140
  Charged to costs and expenses.........           --        530
  Deductions.............................         (70)      (405)
                                            ---------- ----------
                                               $1,195     $1,265
                                            ========== ==========


    Reserves for sales returns and allowances consists of the following:

                                                 December 31,
                                            ---------------------
                                               1998       1997
                                            ---------- ----------
                                              (in thousands)
  Balance at beginning of period........         $356     $1,686
  Charged to costs and expenses.........         (209)      (343)
  Deductions.............................         (21)      (987)
                                            ---------- ----------
                                                 $126       $356
                                            ========== ==========







Note 4. Short-Term Borrowings

        In January 1998, the Company entered into a $5,000,000 asset based loan facility with Coast Business Credit, the "Facility." The loan provides borrowings of up to $5,000,000, secured by the Company's accounts receivable, combined with a $500,000 capital equipment facility. The facility bears interest at 2.25% above the Bank of America Reference Rate, and provides for the ability to reduce interest cost based on the achievement of certain financial covenants. The facility also requires that the Company maintain a minimum net worth of negative $8.0 million. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. The facility replaces an accounts receivable factoring agreement entered into by the Company in June 1997. As of December 31, 1998 there was $2,663,000 drawn against the $5,000,000 loan facility, and having achieved certain financial covenants, the Company was paying an interest rate of 1.75% above the Bank of America Reference Rate.

Note 5. Restructuring Charges:

        In November 1997, the Company incurred restructuring charges of $1,504,000, which included a write-off of $640,000 in prepaid royalties, $344,000 of severance benefits for certain executives and employees and a $520,000 write-off of other assets, partially offset by the reversal of $474,000 of reserves established in prior periods due to changes in estimates. The decision to write-off the existing prepaid royalty and other assets was associated with the Company's decision to discontinue certain products. At December 31, 1997 $290,000 related to the restructuring charge was included in other current liabilities. The Company paid all remaining obligations related to these charges during 1998. The 1996 results of operations include the reversal of $223,000 of restructuring reserves due to changes in estimates.

Note 6. Long-Term Debt:

        In February, 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12,251,000, payable to CA (the "CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares"). At December 31, 1997, the amount of the Note was $10.0 million plus accrued interest of $2.1 million.

Note 7. Commitments and Contingencies:

        The Company has long-term noncancelable lease commitments for office space and equipment. At December 31, 1998, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

1999....................................       $3,376
2000....................................        3,133
2001....................................        2,634
2002....................................        1,481
2003....................................          124
Thereafter..............................           --
                                            ----------
                                              $10,748
                                            ==========

        Rent expense for the years ended December 31, 1998, 1997 and 1996, amounted to $3,542,000, $3,057,000, and $3,235,000, respectively.

        The Company leases approximately 48,000 square feet of office, development and warehousing space in facilities in Redwood Shores, California, of which 50% has been sublet for the term of the lease (the "Sublease") as of September, 1998. Rental income related to the Sublease is expected to be approximately $841,000 for the years ended December 31, 1999, 2000, and 2001 respectively, and approximately $561,000 for the year ended December 31, 2002.

        On September 17, 1997, Technology Venture (Software) Holdings Limited, formerly known as Eagerquest Investments Limited ("Eagerquest") filed suit against the Company in the United States District Court for the Central District of California alleging that the Company acted improperly in terminating its contract with Eagerquest for the distribution of the Company's products in the territories of Hong Kong and China and that the Company's actions illegally damaged Eagerquest. During the fourth quarter of 1998, the Company reached an agreement with Eagerquest to resolve outstanding differences, and the lawsuit was dismissed.

Note 8. Employee Benefit Plans

         Incentive Stock Option Plans. Under the Company's 1986 Incentive Stock Option Plan, as amended (the "86 ISOP"), 6,000,000 shares of common stock have been reserved for issuance to eligible employees, directors and consultants. Under the 86 ISOP, incentive stock options or nonstatutory stock options may be granted at prices not less than fair market value of the Company's common stock at the date of grant (85% of fair market value for nonstatutory options). The options generally vest over a four year period, beginning one year after the date of grant. Unexercised options expire one to three months after termination of employment with the Company. In July 1996 the 86 ISOP was terminated and shares in the plan available for grant at that time have been canceled.

        Under the Company's 1995 Incentive Stock Option Plan, as amended, (the "95 ISOP"), 1,000,000 shares of common stock were initially reserved for issuance to eligible employees, directors and consultants. In September, 1996, and June 1998, an additional 1,000,000 shares were reserved respectively, increasing the total to 3,000,0000 shares. Under the 95 ISOP, incentive stock options or nonstatutory stock options may be granted at prices not less than fair market value of the Company's common stock at the date of grant (85% of fair market value for nonstatutory options). The options generally vest over a three year period, beginning one year after the date of grant. Unexercised options expire three months after termination of employment with the Company.

        During 1997 and 1996, holders of stock options were granted the opportunity to exchange previously granted stock options for new stock options exercisable at $1.50 and $5.94 per share, respectively, the fair market value of common stock on the dates of exchange. The remaining original terms of the stock options were not changed. Options to purchase 2,844,000, and 2,337,000, shares of common stock were exchanged in the 1997 and 1996 repricing, respectively.

        Under the Company's 1998 Incentive Stock Option Plan, (the "98 ISOP"), 1,415,000 shares of common stock were initially reserved for issuance to eligible employees, directors and consultants. Under the 98 ISOP, incentive stock options or nonstatutory stock options may be granted at prices not less than fair market value of the Company's common stock at the date of grant (85% of fair market value for nonstatutory options). The options generally vest over a three year period, beginning one year after the date the date of grant. Unexercised options expire three months after termination of employment with the Company.

        The following table summarizes the stock activity under the 86 ISOP, 95 ISOP and 98 ISOP:

                                                               Option Price
                                        Option Shares           Per Share
                                   ------------------------ -------------------
                                    Available  Outstanding     Low      High
                                   ----------- ------------ --------- ---------
                                      (in thousands, except per share data)
Balances, December 31, 1995.......        239        3,533    $0.250   $27.250
Shares authorized.................      1,000         --
Shares discontinued...............       (689)        --
Options granted...................     (2,886)       2,886    $4.250    $6.625
Options exercised.................       --           (198)   $3.375    $6.500
Options canceled..................      3,536       (3,536)   $1.250   $27.250
                                   ----------- ------------
Balances, December 31, 1996.......      1,200        2,685    $0.250   $12.062
Shares discontinued...............       (545)        --
Options granted...................     (3,682)       3,682    $1.500    $5.000
Options exercised.................       --           (472)   $0.250    $1.625
Options canceled..................      3,740       (3,740)   $1.250   $10.750
                                   ----------- ------------
Balances, December 31, 1997.......        713        2,155    $0.500   $27.250
Shares authorized.................      2,415         --
Shares discontinued...............       (275)        --
Options granted...................     (3,342)       3,342    $0.969    $2.031
Options exercised.................       --            (69)   $1.250    $1.500
Options canceled..................      1,069       (1,069)   $0.969   $27.250
                                   ----------- ------------
Balances, December 31, 1998.......        580        4,359    $0.500   $10.750
                                   =========== ============


 Directors' Stock Option Plan. Under the 1996 Directors' Stock Option Plan (the "96 DSOP"), 500,000 shares of common stock have been reserved for issuance to non-employee directors of the Company. The 96 DSOP provides that each outside Director will be automatically granted a non-statutory stock option to purchase 50,000 shares of common stock on the later of the following events occurring: (a) the effective date of the plan, or (b) the date on which such person first becomes a non-employee Director, provided that such Director agrees to cancel all options granted to such Director from a prior Directors' stock option plan, other than the initial 20,000 shares granted to the Director under such plan. Options granted prior to June, 1998, become exercisable in installments cumulatively as to 1/48 of the shares on each of the first forty-eight monthly anniversaries of the grant date. Options granted after June, 1998, become exercisable in installments cumulatively as to 1/36 of the shares on each of the first thirty-six monthly anniversaries of the grant date. The options will remain exercisable for up to ninety days following the optionee's termination of service as a director of the Company unless such termination is a result of death, in which case the options will remain exercisable for up to 6 month period. Options are granted at a price equal to the fair market value of the Company's common stock one year after the date of the grant. Options granted under the 96 DSOP have a term of ten years. In 1998, 450,000 options were granted and 46,000 options were canceled. In 1997, 200,000 options were granted and 50,000 options were canceled under the 96 DSOP. At December 31, 1998 600,000 options are outstanding and 400,000 options are available for future grants under the 96 DSOP.

 Other Stock Options. In November 1997, the Company granted 1,500,000 options to certain executive officers as an option grant external to the 86 ISOP, or the 95 ISOP. The options vest over a period of two years from the date of grant and are exercisable at $1.91 per share. At December 31, 1998, 1,500,000 options are outstanding.

        The following table summarizes information regarding all stock options outstanding at December 31, 1998:

                           Options Oustanding              Options Exercisable
                    ------------------------------------ ----------------------
                       Number     Weighted-                Number
                    Outstanding    Average    Weighted-  Exercisable Weighted-
                         at       Remaining    Average       at       Average
    Range of        December 31, Contractual   Exercise  December 31, Exercise
   Exercise Prices      1998     Life (Years)   Price       1998       Price
------------------- ------------ ------------ ---------- ----------- ----------
                            (shares in thousands)
 $0.50  to   $1.50        2,230         7.66      $1.32       1,061      $1.49
 $1.63  to   $1.91        3,305         8.75      $1.85         804      $1.89
 $2.03  to  $10.75          924         9.40      $2.08          83      $2.49
                    ------------                         -----------
                          6,459         8.47      $1.70       1,948      $1.70
                    ============                         ===========


Pro Forma Stock Compensation Disclosure. The Company applies the provisions of APB 25 and related interpretations in accounting for compensation expense under the 95 ISOP, 96 DSOP, 98 ISOP, ESPP and other stock option plans. Had compensation expense under these plans been determined pursuant to SFAS 123, the Company's net income (loss) and net income (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows:


                                       Years Ended December 31,
                                    -----------------------------
                                      1998      1997      1996
                                    --------- --------- ---------
                                    (in thousands, except per share
                                                data)
Net income (loss):
  As reported....................     $2,115     ($649)   $2,027
  Pro-forma......................    ($2,349)  ($5,512)  ($3,594)
Basic and diluted net income
  (loss) per share:
  As reported....................      $0.08    ($0.04)    $0.15
  Pro-forma......................     ($0.07)   ($0.36)   ($0.27)

        The fair value of each stock option granted under the 86 ISOP, 95 ISOP, 96 DSOP, 98 ISOP and other stock option plans, was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 48 months; an expected volatility of 62.77% in 1998, and a weighted average expected volatility of 65% and 63.54% in 1997 and in 1996; and a risk free interest rate of 5.48% in 1998, and a weighted average risk-free interest rate of 6.20% and 5.57%, in 1997 and 1996 respectively. The weighted average fair value of the stock options granted under the 86 ISOP, 95 ISOP, 96 DSOP, 98 ISOP and other stock option plans was $0.93, $0.91, and $3.06, for the years ended December 31, 1998, 1997 and 1996, respectively.

        The fair value of the shares granted under the ESPP is considered to have an immaterial impact on this calculation.

        The above pro forma amounts include compensation expense based on the fair value of stock options granted and vesting during the years ended December 31, 1998, 1997 and 1996. Accordingly, the above pro forma net income and net income per share are not representative of the effects of computing stock compensation expense using the fair value method for future periods.

Employee Stock Purchase Plan. Under the 1992 Employee Stock Purchase Plan (the "ESPP"), 300,000 shares of common stock were initially reserved for issuance to eligible employees. In 1996 and 1998 respectively, 100,000 and 1,000,000 additional shares of common stock were reserved for issuance to eligible employees increasing the total to 1,400,000. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at a predetermined point during the offering period. The ESPP became effective upon the Company's initial public offering and 0, 132,000 and 100,000 purchase rights were issued in 1998, 1997 and 1996, respectively. At December 31, 1998 there were 1,000,000 ESPP shares available for employee purchases. As of December 31, 1998, the ESPP was inactive.

401K Plan.  The Company has a Savings Plan (the "Plan") as allowed under
Section 401(k) of the Internal Revenue Code. The Plan provides employees with tax deferred salary deductions, Company matching contributions up to limited amounts and a number of investment options. The Plan allows for contributions by the Company as determined annually by the Board of Directors. The Company has not contributed to the Plan since its inception.

Note 9.  Capital Stock

As of December 31, 1998, there were 60,000,000 shares of common stock, par value $.01, authorized.

Private Placement. In February 1998, pursuant to the terms of Stock Purchase Agreements, the Company completed a private placement of 2,330,191 shares of the Company's common stock (the "Private
Placement"), resulting in gross proceeds to the Company of approximately $2,470,000.

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

        In February 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement (with the Company's consent) and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). In connection with the Agreements, the Company entered into a Warrant Purchase Agreement with CA wherein the Company sold and issued to CA, at an issuance price of $.001 per share, a warrant to purchase 500,000 shares of the Company's common stock. The warrant is exercisable at $1.906 per share and expires on February 27, 2004. The warrants were valued at $300,000. Also, in consideration of services rendered in connection with the Agreements, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 283,019 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Conversion Warrants"). The Rochon Conversion Warrants expire on February 27, 2003. The warrants were valued at $141,000. Each of the warrants were valued using a risk-free rate of 5.5% and a volatility factor of 65% and the related charge is included in other income (expense) in 1998.

        In connection with the Private Placement the Company issued warrants to purchase 582,548 shares of the Company's common stock. The warrants are exercisable at $1.25 per share and expire on February 28,
2003.   Also, in consideration of services rendered in connection with the management led Private Placement, the Company issued to Rochon Capital Group, Ltd. warrants to purchase 71,698 shares of the Company's common stock at an exercise price of $2.12 (the "Rochon Private Placement Warrants"). The Rochon Private Placement Warrants expire on February 27, 2003.

        In connection with certain modifications to the NAC shareholder rights plan discussed below, the Company issued to NAC warrants to purchase up to 893,320 shares of common stock at an exercise price of $1.81 and up to 300,000 shares of common stock at an exercise price of $2.09, both expiring on June 11, 2003. The warrants for the 893,320 shares were valued at $393,800 by an independent specialty investment banking firm, using a modified Black Scholes method with a risk free rate of 5.51% and a volatility factor of 62.77%. The warrants for the 300,000 shares were valued at $155,300 by an independent specialty investment banking firm, using a modified Black Scholes method with a risk-free rate of 5.48% and a volatility factor of 62.77%. The related charges are included in other income (expense) in 1998.

 Shares Reserved for Future Issuance. The following table summarizes shares of common stock reserved for future issuance as of December 31, 1998:


                                                 At
                                              December 31,
                                                1998
                                             (in thousands)
                                              ---------
Incentive stock option plans...............      6,459
Employee stock purchase plan...............       1000
Wqrrants....................................     2,731
                                              ---------
                                                10,190
                                              =========

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

        NAC Shareholder Rights Plan. Included with the Note Conversion Agreement between the Company and NAC is an Investor Rights Agreement
("IRA") that carries certain anti-dilution rights for two years.   In
June 1998, the Company and NAC entered into an agreement to amend the IRA. The amendment included modifications to the IRA that limit NAC's anti-dilution rights related to certain transactions, including the grant of stock options to employees and shares that may be issued as consideration in connection with certain strategic transactions, such as, an acquisition, asset purchase, or license agreement.

Note 10. Income Taxes:

    Income (loss) before income taxes are attributable to the following jurisdictions:

                                       Years Ended December 31,
                                    -----------------------------
                                      1998      1997      1996
                                    --------- --------- ---------
                                             in thousands)
Domestic.........................     $3,981      $360    $2,903
Foreign..........................     (1,593)     (947)     (398)
                                    --------- --------- ---------
                                      $2,388     ($587)   $2,505
                                    ========= ========= =========

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

        Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consisted of the following:


                                                   December 31,
                                              -------------------
                                                1998      1997
                                              --------- ---------
                                                (in thousands)
Deferred tax assets:
  Net operating losses.................        $25,961   $26,437
  Nondeductible reserves...............            983     1,333
  Credit carryforwards.................          1,974     4,521
  Deferred revenue.....................            949     5,146
  Depreciation.........................            469       482
                                              --------- ---------
    Gross deferred tax asset...........         30,336    37,919
  Less: valuation allowance............        (30,336)  (37,133)
                                              --------- ---------
    Net deferred tax asset.............             --       786

Deferred tax liabilities:
  Software capitalization..............             --      (786)
                                              --------- ---------
Total net deferred tax assets
 (liabilities).........................          $  --     $  --
                                              ========= =========

        At December 31, 1998, the Company had net operating loss carryforwards of approximately $72.7 million available to offset future federal taxable income and $21.4 million available to offset future state taxes, which expire through 2018. The availability and timing of these carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 1998 and 1997, the Company fully reserved its deferred tax assets due to the existence of sufficient uncertainty with respect to its the ability to realize the deferred tax assets.

Note 11. Segment Information:

        The Company participates in one industry segment: the development and marketing of computer software and related services. No one customer has accounted for more than 10% of consolidated annual revenues.


The following table presents a summary of operations by geographic region:

                                      North              Rest of
                                     America   Europe     World     Total
                                    --------- --------- --------- ---------
                                                (in thousands)
Year ended December 31, 1998:
  Total revenues..................   $24,534   $24,146    $4,817   $53,497
  Long lived assets at year end...     5,590       676        77     6,343

Year ended December 31, 1997:
  Total revenues..................   $24,473   $27,650    $5,823   $57,946
  Long lived assets at year end...     8,203       809       122     9,134

Year ended December 31, 1996:
  Total revenues..................   $25,332   $27,551   $10,350   $63,233
  Long lived assets at year end...     9,575     1,116       190    10,881


        Revenues have been allocated to geographic regions based primarily upon destination of product shipment.

Note 12. Related Party Transactions:

        The Company recognized revenue of $750,000 and $664,000 for the years ended December 31, 1997 and 1996 respectively, from Computer Associates International, Inc., which held a floating rate subordinated convertible debenture. In February 1998, Computer Associates, Inc. ("CA"), and Newport Acquisition Company, LLP ("NAC") entered into a Note Purchase and Sale Agreement (with the Company's consent) and the Company and NAC entered into a Note Conversion Agreement (the "Agreements"). Under the terms of the Agreements, a promissory note, plus accrued interest, in the amount of $12,251,000, payable to CA (the "CA Note") was acquired by NAC, and immediately converted into 11,415,094 shares of the Company's common stock (the "Shares").

        The Company has the option to acquire 100% of the outstanding stock of one of its independent foreign distributors, using a purchase price formula based on net profits and revenues. The Company recognized revenue of $328,000, $489,000 and $1,783,000 for the years ended December 31,
1998, 1997, and 1996, from this distributor.

Note 13. Subsequent Event (Unaudited):

        On March 15, 1999 the Company entered into an agreement (the "Agreement") to acquire Raima? Corporation ("Raima"), a Seattle-based vendor of cross-platform micro databases and data management tools for real-time and Windows applications. Except for a small cash component under certain limited circumstances, the acquisition will be a stock purchase, is expected to close on or before June 7, 1999, and is anticipated to be accounted for using the purchase method of accounting. Under the terms of the Agreement, the former shareholders of Raima will receive a gross amount of 5,800,000 shares (subject to certain adjustments) of the Company's common stock. It is a condition to the obligation of all parties to close the transaction that the Average Centura Trading Price (defined as the arithmetic mean of the closing sale price of the Company's common stock on the NASDAQ SmallCap Market for each of the ten (10) trading days ending on the day immediately preceding the closing) be at least $1.00 per share. Approximately 20% of the consideration payable to the former Raima shareholders will be subject to an escrow which will be available to the Company to satisfy certain indemnification rights. Approximately one-half of the consideration held in escrow not needed to satisfy pending claims will be released to the former Raima shareholders six months after closing, and the balance not needed to satisfy pending claims will be released one year after closing.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.


        PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding the executive officers and directors of the Company required by this item is contained in "Part I, Item 1. Directors and Executive Officers of Registrant".

        Additional information required by this item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held June 17, 1999, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

Item 11. Executive Compensation

        Incorporated by reference from the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held June 17, 1999, a copy of which will be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference from the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held June 17, 1999, a copy of which will be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

        Incorporated by reference from the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held June 17, 1999, a copy of which will be filed with the Securities and Exchange Commission.




                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    (1) Financial Statements. The following financial statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

       1.  Report of Price Waterhouse LLP, Independent Accountants.

       2.  Consolidated Balance Sheets at December 31, 1998 and 1997.

       3. Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998.

       4. Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1998, 1997 and 1996.

       5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

       6.  Notes to Consolidated Financial Statements.

    (2) Financial Statement Schedules. The following financial statement schedules of the Company for the year ended December 31, 1998, 1997 and 1996 is contained in Item 8 of this Annual Report on Form 10-K:

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

       3.     Exhibits.  Refer to Item 14(c) below.

(b) Reports on Form 8-K.

                Not applicable..

   Exhibit
   Number                        Exhibit Description
-------------  --------------------------------------------------------
2.1(1)         Agreement and Plan of Reorganization dated January 6, 1997 by and among the Registrant, IS Acquisition Corporation and
               InfoSpinner, Inc.

2.2(1)         Form of Certificate of Merger among the Registrant, IS
               Acquisition Corporation and InfoSpinner, Inc.

3(i)(2) Articles of Incorporation of Registrant, as amended on September 24, 1996.

3(iii)         Bylaws of Registrant, as amended effective February 27, 1998.

4.1(13) Preferred Shares Rights Agreement, dated as of August 3, 1994, between the Registrant and Chemical Trust Company of California, including the Certificate of Determination of Rights, Preferences and Privileges of Series A Participating
               Preferred Stock, the form of Rights Certificate and the Summary of Rights, attached thereto as Exhibits A, B and C, respectively.

4.2            Amendment to Preferred Shares Rights Agreement effective
               February 27, 1998.

10.1(3)        Form of Directors' and Officers' Indemnification Agreement.

10.2(4)(5)     1986 Incentive Stock Option Plan, as amended, and forms of agreements thereunder.

10.3(3)        1991 United Kingdom Sub Plan and forms of agreement thereunder.

10.4(2) 1992 Employee Stock Purchase Plan and forms of agreements thereunder, as amended on September 24, 1996.

10.5(3)* 1992 Directors' Stock Option Plan and forms of agreements thereunder.

10.8(3)        Lease Agreement dated February 4, 1992 between Registrant and
               Bohannon Associates.

10.9(6)        1996 Executive Officers' Compensation Plan.

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

10.32          Warrant Purchase Agreement dated February 27, 1998 between the
               Registrant and Computer Associates International, Inc.

10.33          Investor Rights Agreement dated February 27, 1998 between the
               Registrant and Newport Acquisition Company No. 2, LLC.

10.34          Common Stock Purchase Warrants issued to Rochon Capital Group,
               Ltd. on February 27, 1998.

10.35*         1998 Employee Stock Option Plan and form of Nonstatutory
               Option Agreements thereunder.

11.1(14)       Statement regarding Computation of per share earnings.

16(10)(11)(12) Letter regarding change in Certifying Accountant.

21(1)          Subsidiaries of Registrant.

23.1           Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1           Power of Attorney. See Page 65.

27.1 Financial Data Schedules at December 31, 1998 and for the year ended December 31, 1998.

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

         (13) Incorporated by reference from the Company's Registration Statement on Form 8-A filed with the Commission on August 10, 1994.

         (14) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 filed with the Commission on March 10, 1997.

         (15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         (16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997.

         (17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

         (18) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         (20) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         (21) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-65565) filed with the Commission on October 13, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURA SOFTWARE CORPORATION

By: /s/ SCOTT R. BROOMFIELD                Date: March 30, 1999
------------------------------
Scott R. Broomfield,
PRESIDENT, CHIEF EXECUTIVE
OFFICER AND CHAIRMAN OF THE
BOARD OF DIRECTORS (PRINCIPAL
EXECUTIVE OFFICER)

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

          By: /s/ SCOTT R. BROOMFIELD
  -------------------------------------------
Scott R. Broomfield, PRESIDENT, CHIEF EXECUTIVE    Date: March 30, 1999
 OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
         (PRINCIPAL EXECUTIVE OFFICER)

               /s/ JOHN W. BOWMAN
  -------------------------------------------
 John W. Bowman, EXECUITIVE VICE PRESIDENT,        Date: March 30, 1999
   FINANCE AND OPERATIONS AND CHIEF FINANCIAL
       OFFICER (PRINCIPAL FINANCIAL OFFICER)

             By: /s/ RICHARD LUCIEN
  -------------------------------------------
   Richard Lucien, VICE PRESIDENT, FINANCE         Date: March 30, 1999
   AND OPERATIONS (PRINCIPAL ACCOUNTING OFFICER)

             By: /s/ PETER MICCICHE
  -------------------------------------------      Date: March 30, 1999
            Peter Micciche, DIRECTOR

          By: /s/ WILLIAM D. NICHOLAS
  -------------------------------------------      Date: March 30, 1999
         William D. Nicholas, DIRECTOR

             By: /s/ EARL M. STAHL
  -------------------------------------------      Date: March 30, 1999
            Earl M. Stahl, DIRECTOR

          By: /s/ SAMUEL M. INMAN, III
  -------------------------------------------      Date: March 30, 1999
         Samuel M. Inman, III, DIRECTOR

            By: /s/ PHILIP KOEN, JR.
  -------------------------------------------      Date: March 30, 1999
           Philip Koen, Jr., DIRECTOR

               By: /s/ JACK KING
  -------------------------------------------      Date: March 30, 1999
              Jack King, DIRECTOR

        CENTURA SOFTWARE CORPORATION
        INDEX TO EXHIBITS

   Exhibit
   Number                        Exhibit Description
-------------  --------------------------------------------------------
2.1(1)         Agreement and Plan of Reorganization dated January 6, 1997 by and among the Registrant, IS Acquisition Corporation and
               InfoSpinner, Inc.

2.2(1)         Form of Certificate of Merger among the Registrant, IS
               Acquisition Corporation and InfoSpinner, Inc.

3(i)(2) Articles of Incorporation of Registrant, as amended on September 24, 1996.

3(iii)         Bylaws of Registrant, as amended effective February 27, 1998.

4.1(13) Preferred Shares Rights Agreement, dated as of August 3, 1994, between the Registrant and Chemical Trust Company of California, including the Certificate of Determination of Rights, Preferences and Privileges of Series A Participating
               Preferred Stock, the form of Rights Certificate and the Summary of Rights, attached thereto as Exhibits A, B and C, respectively.

4.2            Amendment to Preferred Shares Rights Agreement effective
               February 27, 1998.

10.1(3)        Form of Directors' and Officers' Indemnification Agreement.

10.2(4)(5)     1986 Incentive Stock Option Plan, as amended, and forms of agreements thereunder.

10.3(3)        1991 United Kingdom Sub Plan and forms of agreement thereunder.

10.4(2) 1992 Employee Stock Purchase Plan and forms of agreements thereunder, as amended on September 24, 1996.

10.5(3)* 1992 Directors' Stock Option Plan and forms of agreements thereunder.

10.8(3)        Lease Agreement dated February 4, 1992 between Registrant and
               Bohannon Associates.

10.9(6)        1996 Executive Officers' Compensation Plan.

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

10.32          Warrant Purchase Agreement dated February 27, 1998 between the
               Registrant and Computer Associates International, Inc.

10.33          Investor Rights Agreement dated February 27, 1998 between the
               Registrant and Newport Acquisition Company No. 2, LLC.

10.34          Common Stock Purchase Warrants issued to Rochon Capital Group,
               Ltd. on February 27, 1998.

10.35*         1998 Employee Stock Option Plan and form of Nonstatutory
               Option Agreements thereunder.

11.1(14)       Statement regarding Computation of per share earnings.

16(10)(11)(12) Letter regarding change in Certifying Accountant.

21(1)          Subsidiaries of Registrant.

23.1           Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1           Power of Attorney. See Page 65.

27.1 Financial Data Schedules at December 31, 1998 and for the year ended December 31, 1998.

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

         (13) Incorporated by reference from the Company's Registration Statement on Form 8-A filed with the Commission on August 10, 1994.

         (14) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-4 filed with the Commission on March 10, 1997.

         (15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         (16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997.

         (17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

         (18) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         (19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         (20) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         (21) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-65565) filed with the Commission on October 13, 1998.