Form 10-Q
period 1999-03-31
CENTURA SOFTWARE CORP
filed 1999-05-17
CIK 895021

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                       For the Period From _____ to _____

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

                          Yes  X     No
                              -----     -----

     As of April 30, 1999, there were 29,598,932 shares of the Registrant's Common Stock outstanding.

                        CENTURA SOFTWARE CORPORATION
             FORM 10-Q for the Quarter Ended March 31, 1999

                                    INDEX



PART I  FINANCIAL INFORMATION
        Item 1.      Financial Statements and Supplementary Data
                     a) Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998
                     b)   Condensed Consolidated Statements of
                          Operations for the Three Months
                          Ended March 31, 1999 and 1998
                     c) Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                          March 31, 1999 and 1998
                     d)   Notes to Condensed Consolidated Financial
                          Statements

        Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

PART II OTHER INFORMATION
        Item 1.      Legal Proceedings

        Item 2.      Changes in Securities and Use of Proceeds

        Item 3.      Defaults in Senior Securities

        Item 4.      Submission of Matters to a Vote of Security
                     Holders

        Item 5.      Other Information

        Item 6.      Exhibits and Reports on Form 8-K

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CENTURA SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       March 31,    December 31,
                                                        1999          1998
                                                     ------------  ------------
                               ASSETS
Current Assets:
   Cash and cash equivalents.......................       $7,330        $6,414
   Accounts receivable, less allowances of $1,078
     and $1,321....................................       11,776        12,988
   Other current assets............................        3,970         3,627
                                                     ------------  ------------
     Total current assets..........................       23,076        23,029
Property and equipment, net........................        3,941         2,888
Capitalized software, net..........................        1,396         1,542
Other assets.......................................        1,408         1,913
                                                     ------------  ------------
     Total assets..................................      $29,821       $29,372
                                                     ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations........         $405            $0
   Accounts payable................................       $2,834        $2,798
   Accrued compensation and related expenses.......        1,561         1,567
   Short-term borrowings...........................        2,251         2,663
   Other accrued liabilities.......................        1,454         1,744
   Deferred revenue................................       13,069        13,274
                                                     ------------  ------------
     Total current liabilities.....................       21,574        22,046
Other long-term liabilities........................          790            53
                                                     ------------  ------------

Stockholders' Equity:
   Preferred stock, no par value; 2,000 shares
    authorized; none issued an outstanding.........        --            --
   Common stock, par value $.01 per share; 60,000
    authorized; 29,598 shares issued and
      outstanding..................................       85,690        85,690
   Other comprehensive income......................         (346)         (426)
   Accumulated deficit.............................      (77,887)      (77,991)
                                                     ------------  ------------
     Total stockholders' equity ...................        7,457         7,273
                                                     ------------  ------------
     Total liabilities and stockholders' equity ...      $29,821       $29,372
                                                     ============  ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                        CENTURA SOFTWARE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended
                                             March 31,
                                        -------------------
                                          1999      1998
                                        --------- ---------
Net revenues:
   Product.............................   $7,097    $8,584
   Service.............................    5,272     4,188
                                        --------- ---------
     Net revenues......................   12,369    12,772
                                        --------- ---------
Cost of revenues:
   Product.............................      837     1,282
   Service.............................      956     1,096
                                        --------- ---------
     Cost of revenues..................    1,793     2,378
                                        --------- ---------
     Gross profit......................   10,576    10,394
                                        --------- ---------
Operating expenses:
   Sales and marketing.................    6,820     5,827
   Engineering and product development.    1,731     1,544
   General and administrative..........    1,617     1,710
                                        --------- ---------
     Total operating expenses..........   10,168     9,081
                                        --------- ---------
      Operating income.................      408     1,313
Other income (expense):
   Interest income.....................       56        47
   Interest expense....................      (68)     (201)
   Imputed value of warrants issued....      --       (441)
   Foreign currency gain (loss)........     (287)     (164)
                                        --------- ---------
Income before income taxes.............      109       554
Provision for income taxes.............        5         8
                                        --------- ---------
Net income.............................     $104      $546
                                        ========= =========

Basic net income per share.............    $0.00     $0.03
                                        ========= =========

Basic weighted average common shares...   29,598    20,566
                                        ========= =========

Diluted net income per share...........    $0.00     $0.03
                                        ========= =========

Diluted weighted average common shares.   29,651    20,613
                                        ========= =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                          CENTURA SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (IN THOUSANDS)

                                                            Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
  Net income..............................................     $104        $546
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.........................      783         991
    Issuance of stock warrants............................       --         441
    Provision for doubtful accounts, sales returns
     and allowances.......................................     (210)         15
  Changes in assets and liabilities:
    Accounts receivable...................................    1,422         383
    Other current assets..................................      198         360
    Other assets..........................................      (30)         74
    Accounts payable and accrued liabilities..............     (260)     (2,190)
    Deferred revenue......................................     (205)       (900)
                                                          ----------  ----------
      Net cash provided by (used in) operating activities.    1,802        (280)
                                                          ----------  ----------
Cash flows from investing activities:
  Purchases of investments................................       --         (33)
  Acquisition of property and equipment...................     (258)        (26)
  Capitalization of software costs........................     (175)        (29)
  Capitalization of other intangibles.....................      (16)        (13)
                                                          ----------  ----------
      Net cash used in investing activities...............     (449)       (101)
                                                          ----------  ----------
Cash flows from financing activities:
  Proceeds from (repayment of) short-term borrowings, net.     (412)      1,375
  Repayment of capital lease obligation...................     (105)         --
  Proceeds from issuance of common stock, net.............       --       1,816
                                                          ----------  ----------
      Net cash provided by (used in)financing activities..     (517)      3,191
                                                          ----------  ----------
Effect of exchange rate changes on cash and cash
 equivalents..............................................       80         (60)
                                                          ----------  ----------
Net increase in cash and cash equivalents.................      916       2,750
Cash and cash equivalents at beginning of period..........    6,414       3,974
                                                          ----------  ----------
Cash and cash equivalents at end of period................   $7,330      $6,724
                                                          ==========  ==========


Supplemental disclosure of non cash financing activities:
    Conversion of operating lease to capital lease........   $1,300     $  --
    Conversion of convertible debt and accrued interest
      for common stock....................................    $ --      $12,251
                                                          ==========  ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

CENTURA SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. Summary of Significant Accounting Policies

        Method of Preparation. The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by Centura Software Corporation (the "Company") without audit.
In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the operating results to be expected for the full year.

        The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by
generally accepted accounting principles.   Such disclosures are
contained in the Company's Annual Report on Form 10-K.

         Net Income Per Share. Basic earnings per share is computed using the weighted-average number of shares of common stock. Diluted earnings per share is computed using the weighted-average number of shares of common stock, and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.






















     The following is a reconciliation of the computation for basic diluted EPS:

                                     Three Months Ended
                                         March 31,
                                    -------------------
                                      1999      1998
                                    --------- ---------
                          (in thousands, except per share data)
Net income                              $104      $546
                                    ========= =========
Shares calculation:
  Average basic shares outstanding    29,598    20,566
Effect of dilutive securities:
  Options                                 53        47
Total shares used to compute        --------- ---------
  diluted earnings per share          29,651    20,613
                                    ========= =========

Earnings per basic share               $0.00     $0.03
                                    ========= =========

Earnings per diluted share             $0.00     $0.03
                                    ========= =========


        Antidilutive options and warrants to purchase 8,906,670 and 6,863,444 were outstanding at March 31, 1999 and March 31, 1998, respectively.

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

        Commencing January 1, 1999, the Company has recognized revenues in accordance with Statement of Position No. 98-9 ("SOP 98-9"),
"Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." During 1998, the Company recognized revenues in accordance with Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition." Prior to 1998, the Company recognized revenues in accordance with Statement of Position No. 91-1, "Software Revenue Recognition."

        Comprehensive Income (Loss). The Company reports components of comprehensive income (loss) in its annual consolidated statement of shareholders' equity. Other comprehensive income (loss) consists of net income and foreign currency translation adjustments. The Company's total comprehensive earnings were as follows:


                                     Three Months Ended
                                         March 31,
                                    -------------------
                                       1999      1998
                                    --------- ---------
                                        (in thousands)
Net income                              $104      $546
Other comprehensive gain (loss)           80       (68)
Total shares used to compute        --------- ---------
Total comprehensive income               184       478
                                    ========= =========



"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has adopted the provisions of SOP 98-1.

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


2. Legal Proceedings

         As of March 31, 1999, to the best of the Company's knowledge there were no pending actions, potential actions, claims or proceedings against the Company that could reasonable be expected to result in material damages to the Company which would have a material adverse effect on its business, results of operations or financial condition. As noted in the "Legal Proceedings" section under "Risk Factors" above, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

3. Lease Change

        Effective January 1, 1999, the Company entered into a three-year, non-cancelable capital lease. The lease bears interest at an annual rate of 7.95%. Leased assets were approximately $1,300,000 on a cost basis, and are being depreciated on a straight-line basis over periods ranging from three to five years.

4. Raima Merger

        On March 15, 1999 the Company entered into a binding agreement (the "Agreement") to acquire Raima? Corporation ("Raima"), a Seattle-based vendor of cross-platform micro databases and data management tools for real-time, Windows, and Unix-based applications. Except for a small cash component under certain limited circumstances, the acquisition will be a stock purchase, is expected to close on or before June 7, 1999, and is anticipated to be accounted for using the purchase method of accounting. Under the terms of the agreement, the former shareholders of Raima will receive a gross amount of 5,800,000 shares (subject to certain adjustments) of the Company's common stock. The Company subsequently registered the 5,800,000 shares under the Securities Act effective May
13, 1999. It is a condition to the obligation of all parties to close the transaction that the Average Centura Trading Price (defined as the arithmetic mean of the closing sale price of the Company's common stock on the NASDAQ SmallCap Market for each of the ten (10) trading days ending on the day immediately preceding closing) be at least $1.00 per share. Approximately 20% of the consideration payable to the former
Raima shareholders will be subject to escrow which will be available to the Company to satisfy certain indemnification rights. Approximately one-half of the consideration held in escrow not needed to satisfy pending claims will be released to the former Raima shareholders six months after closing, and the balance not needed to satisfy pending claims will be released one year after closing.

If and when consummated, the merger will enable Centura to provide customers with a comprehensive cross-platform family of embeddable database solutions, including Windows NT, Windows 95/98 and Windows CE, widely used versions of Unix (Solaris, AIX, HP-UX, Unix Ware, BSD/OS and Linux) and Real Time Operating Systems. There can be no assurance that the merger will become effective within the timeframe provided in the Agreement or, if effective, whether Raima? Corporation can be successfully integrated into the Company or that such integration efforts or other issues surrounding the acquisition will not have a material and adverse impact on the Company's business, operating results and financial condition.


5. Reclassifications

        In order to conform with the condensed consolidated balance sheet at December 31, 1998, and the condensed consolidated statement of cash flows for the three months ended March 31, 1999, certain reclassifications have been made to the condensed consolidated balance sheet and statement of cash flows for the three months ended March 31, 1998.





































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

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations:

        Net Product Revenues. Net product revenues decreased 17% to $7.1 million for the three months ended March 31, 1999, from $8.6 million for the three months ended March 31, 1998. The decrease in product revenues is primarily due to decreases in the Centura Team Developer/SQLWindows and SQLBase product lines. Centura Team Developer/SQLWindows revenues decreased 32% to $1.5 million in the current quarter compared with $2.2 million for the quarter ended March 31, 1998. Although invoicing levels for SQLBase increased 17% as compared with the first quarter of 1998, SQLBase revenues decreased 14% to $5.3 million for the quarter ended March 31, 1999, as compared with $6.1 million for the quarter ended March 31, 1998, primarily due to decreased amortization of deferred revenue. The decrease in Centura Team Developer/SQLWindows revenue is primarily attributable to decreased levels of invoicing compared with the quarter ended March 31, 1998. International product revenues accounted for $4.0 million or 56% and $4.7 million or 55% of net product revenues for the three months ended March 31, 1999 and 1998, respectively. The decrease in international product revenues are primarily due to decreased sales in Latin America.

        Net Service Revenues. Net service revenues increased 26% to $5.3 million for the quarter ended March 31, 1999, from $4.2 million for the quarter ended March 31, 1998. The increase was primarily due to increased amortization of license maintenance support. International sales accounted for $2.8 million or 52% and $2.1 million or 50% of total net service revenues for the quarters ended March 31, 1999 and 1998, respectively.

         Cost of Product Revenues. Cost of product revenues includes the cost of production and the amortization of capitalized software. Cost of product revenues decreased 35% to $0.8 million for the quarter ended March 31, 1999, as compared with $1.3 million in the first quarter of 1998. The decrease in cost of product revenues was due primarily to a decrease in royalty costs and amortization of capitalized software. The decrease royalty costs was principally due to the write off of assets in the quarter ended March 31, 1998, which were not anticipated to be recoverable over future periods. The decrease in amortization of the capitalized software costs from March 31, 1998 is due primarily to the write-off of certain capitalized software costs which were not anticipated to be recoverable in future periods. Cost of product revenues as a percentage of product revenues decreased to 12% from 15% for the quarters ended March 31, 1999 and 1998, respectively.

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which include the software purchased from third parties, were $321,000 and $506,000 for the three month period ended March 31, 1999 and 1998, respectively.

        Cost of Service Revenues. Cost of service revenues consists primarily of personnel costs related to technical support training and product license maintenance. Cost of service revenues decreased to $1.0 million from $1.1 million for the three month periods ended March 31, 1999 and 1998, respectively. Cost of service revenues as a percentage of net service revenues were 18% and 26% for the quarters ended March 31, 1999 and 1998, respectively. The decrease was due principally to a reduction of the Company's work force, outsourcing of front-end telephone support, and the streamlining of operations.

Sales and Marketing Expenses. Sales and marketing expenses were $6.8 million, or 55% of net revenues, for the quarter ended March 31, 1999, compared with $5.8 million, or 46% of net revenues, for the quarter ended March 31, 1998. The increase in sales and marketing expense in the aggregate and as a percentage of net revenues is due to planned increased staffing in the Company's sales and marketing organization.

Engineering and Product Development Expenses. The table below sets forth gross engineering and product development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated:


                                     Three Months Ended
                                         March 31,
                                    -------------------
                                       1999      1998
                                    --------- ---------
                                        (in thousands)
Gross engineering and product
  development costs                   $1,906    $1,573
Capitalized software development
  costs                                 (175)      (29)
                                    --------- ---------
Net engineering and product
  development expenses                 1,731     1,544
                                    ========= =========

As a percentage of net revenues:
  Gross engineering and product
    development expenses                15.4%     12.3%
  Net engineering and product
    development expenses                14.0%     12.1%


        Engineering and product development expenses increased 12% to $1.7 million from $1.5 million for the quarters ended March 31, 1999 and 1998 respectively. The increase is due primarily to increases in personnel as the Company expands its efforts to leverage core technologies into next generation products. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and the Company intends to continue to devote substantial resources to new product development.

        General and Administrative Expenses. General and administrative expenses are comprised primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. General and administrative expenses decreased 5% to $1.6 million from $1.7 million for the quarters ended March 31, 1999 and 1998, respectively. The decrease is due primarily to decreases in rent expense from the prior year.

        Other Income (Expense), Net. Other income (expense), net is comprised of interest income, interest expense, gains or losses on foreign currency transactions, and the imputed value of warrants issued in connection with debt conversion. For the quarter ended March 31, 1999 other income (expense) decreased 61% to $(0.3) million from $(0.8) in the same quarter of the prior year. The decrease is primarily attributable to the imputed value of warrants issued and decreases in interest expense in connection with the debt conversion which occurred in the first quarter of 1998 - offset by increases in net losses on foreign currency transactions.

        Provision for Income Taxes. The provision for income taxes primarily relates to foreign withholding taxes. Due to the availability of net operating loss carryforwards arising in prior years, no provision for U.S. income taxes was made for the three-month period ended March 31, 1999 and 1998.

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

        Software Sold to Consumers. All current products developed by Centura are designed to allow developers to record, store and process and present calendar dates occurring on or after January 1, 2000 with the same degree of accuracy that such products process dates occurring before such date. However, customers that may not be compliant may experience cash flow difficulties and could negatively affect the Company's accounts receivables Days Sales Outstanding (DSO) or bad debt reserves. The Company has requested compliance letters from its large customers. Moreover, the Company has created Centura Team2000, which is a service that determines whether any application built in CTD or SQLWindows is Year 2000 compliant. The Company charges for this service, but does not, however, mandate that the service be purchased. This is a proactive step to mitigate possible damage that may result from customer non-compliance.

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

        While the Company has commenced the implementation of Year 2000 related upgrades appropriate for the Company's internal systems and equipment and Year 2000 compliance issues in the systems of customers, vendors and other related parties, there can be no assurance that problems will not arise as a result of the Year 2000 issue.

Raima Merger:

        On March 15, 1999 the Company entered into a binding agreement (the "Agreement") to acquire Raima? Corporation ("Raima"), a Seattle-based vendor of cross-platform micro databases and data management tools for real-time, Windows, and Unix-based applications. Except for a small cash component under certain limited circumstances, the acquisition will be a stock purchase, is expected to close on or before June 7, 1999, and is anticipated to be accounted for using the purchase method of accounting. Under the terms of the agreement, the former shareholders of Raima will receive a gross amount of 5,800,000 shares (subject to certain adjustments) of the Company's common stock. The Company subsequently registered the 5,800,000 shares under the Securities Act effective May
13, 1999. It is a condition to the obligation of all parties to close the transaction that the Average Centura Trading Price (defined as the arithmetic mean of the closing sale price of the Company's common stock on the NASDAQ SmallCap Market for each of the ten (10) trading days ending on the day immediately preceding closing) be at least $1.00 per share. Approximately 20% of the consideration payable to the former
Raima shareholders will be subject to escrow which will be available to the Company to satisfy certain indemnification rights. Approximately one-half of the consideration held in escrow not needed to satisfy pending claims will be released to the former Raima shareholders six months after closing, and the balance not needed to satisfy pending claims will be released one year after closing.

       If and when consummated, the merger will enable Centura to provide customers with a comprehensive cross-platform family of embeddable database solutions, including Windows NT, Windows 95/98 and Windows CE, widely used versions of Unix (Solaris, AIX, HP-UX, Unix Ware, BSD/OS and Linux) and Real Time Operating Systems. There can be no assurance that the merger will become effective within the timeframe provided in the Agreement or, if effective, whether Raima? Corporation can be successfully integrated into the Company or that such integration efforts or other issues surrounding the acquisition will not have a material and adverse impact on the Company's business, operating results and financial condition.

Liquidity and Capital Resources:

        At March 31, 1999, the Company had a positive working capital position of $1.5 million, including a liability for deferred revenues of $13.1 million. Excluding deferred revenues, working capital would have
been $14.6 million.   This represents an increase in working capital
exclusive of deferred revenue of $0.3 million from December 31, 1998. Net cash provided by operating activities for the three months ended March 31, 1999 was $1.7 million, which resulted primarily from decreases in accounts receivable. Cash used in investing activities totaled $0.4 million, which related primarily to the purchase of equipment and capitalization of software development costs. Cash used in financing activities totaled $0.5 million, and related to repayment of short-term borrowings. In addition, effective January 1, 1999, the Company entered into a three-year, non-cancelable capital lease. The lease bears interest at an annual rate of 7.95%. Leased assets were approximately $1,300,000 on a cost basis, and are being depreciated on a straight-line basis over periods ranging from three to five years.

         At March 31, 1999 the Company had $4.8 million in unsecured foreign currency forward contracts, denominated in various currencies, as part of a program to hedge the financial exposure arising from foreign denominated monetary assets and liabilities.

        The deferred product and support revenues of $13.1 million at March 31, 1999 reflects a delay in recognition of revenue in accordance with Generally Accepted Accounting Principles and requires minimal use of future resources of the Company.

        The Company has an asset based loan facility with Coast Business Credit, (the "Facility"), which provides borrowings of up to $5,000,000, secured by the Company's accounts receivable, combined with a $500,000 capital equipment facility. The Facility bears interest at 2.25% above the Bank of America Reference Rate, and provides for the ability to reduce interest cost based on the achievement of certain financial covenants. The Facility also requires that the Company maintain a minimum net worth of negative $8.0 million. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. As of March 31, 1999 there was $2,251,000 drawn against the Facility, and having achieved certain financial covenants, the Company realized an interest rate on funds drawn of 1.75% above the Bank of America Reference Rate.

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

Quantitative and Qualitative Disclosure about Market Risk

        The Company enters into short-term forward contracts to reduce the risks associated with foreign currency fluctuations. For the quarter ended March 31, 1999, the Company recognized a loss of $349,000 related to foreign currency fluctuations. At March 31, 1999, the Company had $4,788,000 in forward contracts denominated in five currencies: German Deutsche Marks, British Pound Sterling, Netherlands Guilders, Italian
Lira and Australian Dollars. The carrying value of the instruments approximate their fair value as the Company records entries to "mark-to-market" the respective contracts on a monthly basis. The respective gains and losses from forward contracts are included in other income (expense).

Factors That May Affect Future Results:

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

        Recent Company Losses; Fluctuations In Quarterly Results. The Company has experienced in the past and may in the future continue to experience significant fluctuations in quarterly operating results. The Company reported a profit of $2.1 million for fiscal year ended December 31, 1998, a loss of $0.6 million for fiscal year 1997, and a profit of $2.0 million for 1996. There can be no assurance that the restructuring efforts the Company has engaged in to date will be successful or that the Company will be able to sustain profitability on a quarterly or annual basis. Many of the Company's product licensing arrangements are subject to revenue recognition on a per-unit deployed basis as the Company's deferred obligation to such customers is gradually extinguished. Revenue recognition in such cases is therefore dependent upon the business activities of the Company's customers and the timely and accurate reporting of such activities to the Company, which makes predictability of the related revenue extremely uncertain. In addition, quarterly operating results of the Company will depend on a number of other factors that are difficult to forecast, including, general market demand for the Company's products; the size and timing of individual orders during a quarter; the Company's ability to fulfill such orders; introduction, localization or enhancement of products by the Company; delays in the introduction and/or enhancement of products by the Company and its competitors; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; software "bugs" or other product quality problems; competition and pricing in the software industry; sales mix among distribution channels; customer order deferrals in anticipation of new products; reduction in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in the Company's strategy; personnel changes; foreign currency exchange rates; mix of products sold; inventory obsolescence; product returns and rotations; and general economic conditions. Sales of the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company's financial results also may vary as a result of seasonal factors including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows.

        Stock Option Plans. From time to time, the Company issues shares of common stock pursuant to its 1992 Employee Stock Purchase Plan and pursuant to options granted under its 1995 Incentive Stock Option Plan, 1998 Employee Stock Option Plan (for non-officer employees) and 1996 Directors' Stock Option Plan. Additional options remain outstanding and are exercisable pursuant to the Company's 1986 Incentive Stock Option Plan, which terminated in July 1996. In addition, the Company has issued non-plan options to the Company's Chief Executive Officer, Chief Financial Officer and Sr. Vice President of Alliances, exercisable for a total of 1,500,000 shares.

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

        Software Sold to Consumers. All current products developed by Centura are designed to allow developers to record, store and process and present calendar dates occurring on or after January 1, 2000 with the same degree of accuracy that such products process dates occurring before such date. However, customers that may not be compliant may experience cash flow difficulties and could negatively affect the Company's accounts receivables Days Sales Outstanding (DSO) or bad debt reserves. The Company has requested compliance letters from all of its large customers. Moreover, the Company has created Centura Team2000, which is a service that determines whether any application built in CTD or SQLWindows is Year 2000 compliant. The Company charges for this service, but does not, however, mandate that the service be purchased. This is a proactive step to mitigate possible damage that may result from customer non-compliance.

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

        Tools and Connectivity Markets. The Company faces competition from providers of software specifically developed for the PC client/server market, such as Oracle, Sybase, Microsoft, Inprise and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase. The Company also faces potential competition from vendors of applications Centura Team Developer/SQLWindows based on 4GLs (generation languages) or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment and a variety of newly created tools that export JavaTM- program language connectivity, additional competitors or potential competitors have emerged.

        The principal competitive factors affecting the market for the Company's products include, breadth of distribution and name recognition, product architecture, performance, functionality, price, product quality, customer support. The Company experienced increased competition during 1997, 1996, and 1995, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See " Competition."

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

        International Sales And Operations. International sales represented 54%, 58% and 60% of the Company's net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. A key component of the Company's strategy is continued expansion into international markets, and the Company currently anticipates that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. The Company will need to retain effective distributors, and hire, retain and motivate qualified personnel internationally to maintain and/or expand its international presence. There can be no assurance that the Company will be able to successfully market, sell, localize and deliver its products in these international markets. In addition to the uncertainty as to the Company's ability to sustain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements and government controls, problems and delays in collecting accounts receivable, tariffs, export license requirements and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and certain other parts of the world, restrictions on the export of critical technology, and potentially adverse tax consequences, which could adversely impact the success of international operations. Sales of the Company's products are denominated both in local currencies of the respective geographic region and in US dollars, depending upon the economic stability of that region and locally accepted business practices. Accordingly, any increase in the value of the US dollar relative to local currencies in these markets may negatively impact revenues, results of operations and financial condition. An increase in the relative value of the US dollar would serve to increase the relative foreign currency cost to the customer of a US dollar denominated purchase, which may negatively affect the Company's sales in foreign markets. In addition, the US dollar value of a sale denominated in a region's local currency decreases in proportion to relative increases in the value of the US dollar. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

        Proprietary Rights. The success and ability of the Company to compete is dependent in part upon the Company's proprietary technology.
 While the Company relies on trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and customer support are more essential to establishing and maintaining a technology leadership position. The Company has patent rights with respect to its SQLWINDOWS, and CENTURA TEAM DEVELOPER products, and is preparing and filing patent applications related to its SQLBASE SAFEGARDE products. The Company believes that the ownership of patents is not necessarily a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Also, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use their products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be
unavailable or limited in certain foreign countries.   The Company
intends to apply for new patents as appropriate opportunities and need becomes evident.

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


PART II
OTHER INFORMATION

Item 1.         Legal Proceedings


                As of March 31, 1998, to the best of the Company's knowledge there were no pending actions, potential actions, claims or proceedings against the Company that could reasonable be expected to result in material damages to the Company which would have a material adverse effect on its business, results of operations or financial condition. As noted in the "Legal Proceedings" section under "Risk Factors" above, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.

Item 2. Changes in Securities and Use of Proceeds-Not Applicable

Item 3.         Defaults In Senior Securities--Not Applicable

Item 4.         Submission Of Matters To A Vote Of Security Holders--Not
                Applicable

Item 5.         Other Information-Not Applicable


Item 6.         Exhibits And Reports On Form 8-K

        (a)  Exhibits:

                27.1 Financial Data Schedule

        (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTURA SOFTWARE CORPORATION

                                  By:  /s/ John W. Bowman
                                  ----------------------------
May 14, 1999                      John W. Bowman
                                  Senior Vice President Of Finance And
                                  Operations and Chief Financial Officer