Form 10-Q
period 1999-06-30
CENTURA SOFTWARE CORP
filed 1999-08-16
CIK 895021

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                       For the Period From _____ to _____

                         Commission file number: 0-21010

                          Centura Software Corporation
            (Exact name of registrant as specified in its charter)

                  DELAWARE                              94-2874178
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)             Identification Number)

 975 ISLAND DRIVE, REDWOOD SHORES, CALIFORNIA               94065
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

     As of July 31, 1999, there were 35,398,932 shares of the Registrant's Common Stock outstanding.

                        CENTURA SOFTWARE CORPORATION
             FORM 10-Q for the Quarter Ended June 30, 1999

                                    INDEX



PART I  FINANCIAL INFORMATION
        Item 1.      Financial Statements and Supplementary Data
                     a) Condensed consolidated balance sheets at June 30, 1999 and December 31, 1998
                     b)   Condensed consolidated statements of
                          operations for the three and six months
                          ended June 30, 1999 and 1998
                     c) Condensed consolidated statements of cash flows for the three and six months ended June 30, 1999 and 1998
                     d) Notes to condensed consolidated financial statements

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

        Item 3.      Defaults in Senior Securities

        Item 4.      Submission of Matters to a Vote of Security
                     Holders

        Item 5.      Other Information

        Item 6.      Exhibits and Reports on Form 8-K

        Item 7.      Financial Statements and Exhibits
                     a)(1)Financial Statements relating to Raima to be filed
                          by amendment
                     a)(2)Accountant's report to be filed by amendment
                     b)(1)Pro Forma Condensed Financial Information to be filed by amendment

                        CENTURA SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       June 30,       December 31,
                                                          1999          1998
                                                       ------------  ------------
                               ASSETS
Current Assets:
   Cash and cash equivalents.......................         $7,913        $6,414
   Accounts receivable, less allowances of $1,934
     and $1,321....................................         11,794        12,988
   Other current assets............................          3,828         3,627
                                                       ------------  ------------
     Total current assets..........................         23,535        23,029
Property and equipment, net........................          4,331         2,888
Capitalized software, net..........................          1,177         1,542
Goodwill, net......................................          2,519             0
Other intangible assets, net.......................          4,065           770
Other assets.......................................          1,461         1,143
                                                       ------------  ------------
     Total assets..................................        $37,088       $29,372
                                                       ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations........           $989            $0
   Accounts payable................................         $3,430        $2,798
   Accrued compensation and related expenses.......          1,960         1,567
   Short-term borrowings...........................          2,911         2,663
   Other accrued liabilities.......................          2,517         1,744
   Deferred revenue................................         14,198        13,274
                                                       ------------  ------------
     Total current liabilities.....................         26,005        22,046
Other long-term liabilities........................            720            53
                                                       ------------  ------------
                                                            26,725        22,099
Stockholders' Equity:
   Preferred stock, no par value; 2,000 shares
    authorized; none issued........................          --            --
   Common stock, par value $.01 per share; 60,000
    shares issued and outstanding..................         91,670        85,690
   Other comprehensive income......................           (259)         (426)
   Accumulated deficit.............................        (81,048)      (77,991)
                                                       ------------  ------------
     Total stockholders' equity ...................         10,363         7,273
                                                       ------------  ------------
     Total liabilities and stockholders' equity ...        $37,088       $29,372
                                                       ============  ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                        CENTURA SOFTWARE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------- --------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- ----------
Net revenues:
   Product.............................    5,527    $8,584    12,624    $16,566
   Service.............................    5,384     4,188    10,656      9,253
                                        --------- --------- --------- ----------
     Net revenues......................   10,911    12,772    23,280     25,819
                                        --------- --------- --------- ----------
Cost of revenues:
   Product.............................    1,124     1,282     1,961      2,185
   Service.............................      944     1,096     1,900      2,163
   Amortization of acquired products...       45         0        45          0
                                        --------- --------- --------- ----------
     Cost of revenues..................    2,113     2,378     3,906      4,348
                                        --------- --------- --------- ----------
     Gross profit......................    8,798    10,394    19,374     21,471
                                        --------- --------- --------- ----------
Operating expenses:
   Sales and marketing.................    6,643     5,827    13,463     12,768
   Engineering and product development.    2,340     1,544     4,071      2,901
   General and administrative..........    2,679     1,710     4,296      3,507
   Amortization of goodwill............       61         0         0          0
                                        --------- --------- --------- ----------
     Total operating expenses..........   11,723     9,081    21,830     19,176
                                        --------- --------- --------- ----------
      Operating income.................   (2,925)    1,313    (2,456)     2,295
Other income (expense):
   Interest income.....................       53        47       109        138
   Interest expense....................      (86)     (201)     (154)      (314)
   Imputed value of warrants issued....      --       (441)      --        (990)
   Foreign currency gain (loss)........     (169)     (164)     (456)      (281)
                                        --------- --------- --------- ----------
Income before income taxes.............   (3,127)      554    (2,957)       848
Provision for income taxes.............       34         8        39        114
                                        --------- --------- --------- ----------
Net income.............................   (3,161)     $546    (2,996)      $734
                                        ========= ========= ========= ==========

Basic net income per share.............       (0)    $0.03       ERR      $0.03
                                        ========= ========= ========= ==========

Basic weighted average common shares...   31,064    20,566  ENTER AG60   25,220
                                        ========= ========= ========= ==========

Diluted net income per share...........       (0)    $0.03       ERR      $0.03
                                        ========= ========= ========= ==========

Diluted weighted average common shares.   31,064    20,613  ENTER AG63   25,898
                                        ========= ========= ========= ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                                    CENTURA SOFTWARE CORPORATION

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                          (IN THOUSANDS)

                                                            Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
  Net income..............................................  ($3,057)       $734
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.........................    1,648       1,813
    Issuance of stock warrants............................       --         990
    Provision for doubtful accounts, sales returns
     and allowances.......................................      145         (95)
  Changes in assets and liabilities:
    Accounts receivable...................................    2,893       2,010
    Other current assets..................................      568         304
    Other assets..........................................     (333)        113
    Accounts payable and accrued liabilities..............       (8)     (2,286)
    Deferred revenue......................................     (479)     (1,479)
                                                          ----------  ----------
      Net cash provided by (used in) operating activities.    1,377       2,104
                                                          ----------  ----------
Cash flows from investing activities:
  Net cash acquired on acquisition........................      370        (114)
  Purchases of investments................................      461        (114)
  Acquisition of property and equipment...................     (628)       (407)
  Capitalization of software costs........................     (255)       (362)
  Capitalization of other intangibles.....................      (38)        (50)
                                                          ----------  ----------
      Net cash used in investing activities...............      (90)       (933)
                                                          ----------  ----------
Cash flows from financing activities:
  Proceeds from (repayment of) short-term borrowings, net.      248         255
  Repayment of capital lease obligation...................     (203)         --
  Proceeds from issuance of common stock, net.............        0       1,898
                                                          ----------  ----------
      Net cash provided by (used in)financing activities..       45       2,153
                                                          ----------  ----------
Effect of exchange rate changes on cash and cash
 equivalents..............................................      167         (36)
                                                          ----------  ----------
Net increase in cash and cash equivalents.................    1,499       3,288
Cash and cash equivalents at beginning of period..........    6,414       3,974
                                                          ----------  ----------
Cash and cash equivalents at end of period................    7,913       7,262
                                                          ==========  ==========


Supplemental disclosure of non cash financing activities:
    Conversion of convertible debt and accrued interest
      for common stock....................................     $ --     $12,251
                                                          ==========  ==========
    Conversion of operating lease to capital lease........   $1,300        $ --
                                                          ==========  ==========

Acquired net assets associated with the Raima
    acquisition includes:
    Fair value of tangible assets.........................    4,639
    Fair value of acquired products.......................    2,670
    Fair value of acquired workforce......................      670
    Goodwill..............................................    2,561
    Fair value of liabilities assumed.....................   (2,958)
                                                          ----------
                                                              7,582
                                                          ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. Summary of Significant Accounting Policies

        Method of Preparation. The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three month and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by Centura Software Corporation (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows have been made for all periods presented. As discussed in Note 2, the Company completed its acquisition of Raima Corporation ("Raima") on June 7, 1999. The acquisition was accounted for using the purchase method of accounting and accordingly, the net assets and results of operations of Raima have been included in the Company's condensed consolidated financial statements since the acquisition date. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month and six month period ended June 30, 1999, are not necessarily indicative of the operating results to be expected for the full year.

        The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by
generally accepted accounting principles.   Such disclosures are
contained in the Company's Annual Report on Form 10-K.

         Net Income (Loss) Per Share. Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during each respective period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock, and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

The following is a reconciliation of the computation for basic and diluted net income (loss) per share:


                                     Three Months Ended  Six Months Ended
                                         June 30,            June 30,
                                    ------------------- -------------------
                                      1999      1998        1999      1998
                                    --------- --------- --------- ---------
                                     (in thousands, except per share data)
Net income                           ($3,161)     $188   ($3,057)     $734
                                    ========= ========= ========= =========
Shares calculation:
  Average basic shares outstanding.   31,064    29,566    30,335    25,220
  Effect of dilutive securities         --       1,309      --         678
  Total shares used to compute      --------- --------- --------- ---------
    diluted net income (loss)
    per share                         31,064    30,875    30,335    25,898
                                    ========= ========= ========= =========

Basic net income (loss) per share     ($0.10)    $0.01    ($0.10)    $0.03
                                    ========= ========= ========= =========

Diluted net income (loss) per share   ($0.10)    $0.01    ($0.10)    $0.03
                                    ========= ========= ========= =========


        Antidilutive options and warrants to purchase 8,822,187 and 1,065,217 shares of common stock were outstanding at June 30, 1999 and June 30, 1998, respectively.

Revenue Recognition. The Company receives licensing fees from certain resellers (including original equipment manufacturers) under product licensing arrangements. Revenue from these resellers is recognized upon shipment of product, if collection of the resulting receivable is probable and no ongoing obligation exists. If an ongoing obligation exists, such fees are recorded as revenue as product is sold and reported to the Company by the reseller. For licensing agreements with end-users, fees are recognized upon shipment of the product, if collection of the resulting receivable is probable and no ongoing obligation exists. If an ongoing obligation exists, revenue is deferred based on vendor-specific objective evidence of the undelivered element. If vendor-specific objective evidence does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered. Service revenues from customer maintenance fees for ongoing customer support and product updates, including maintenance bundled with software licenses, is recognized ratably over the period of the contract. When licensing agreements terminate, the Company records any licensing fees previously not recognized. Revenue from other services, including training, is recognized as the service is performed.
 The Company also enters into agreements with certain of its distributors involving boxed product. Revenues from these distributors are generally recognized when the product is shipped and are reduced by management's estimate of anticipated stock exchanges based on historical experience.

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

        Comprehensive Income (Loss). The Company reports components of comprehensive income (loss) in its annual consolidated statement of shareholders' equity. Other comprehensive income (loss) consists of net income and foreign currency translation adjustments. The Company's total comprehensive earnings were as follows:


                                     Three Months Ended  Six Months Ended
                                         June 30,            June 30,
                                    ------------------- -------------------
                                          $0        $0      1999      1998
                                    --------- --------- --------- ---------
                                        (in thousands)      (in thousands)
Net income (loss)                    ($3,161)     $188   ($3,057)     $734
Other comprehensive gain (loss)           87       (25)      167        36
                                    --------- --------- --------- ---------
Total comprehensive income            (3,074)      163    (2,890)      770
                                    ========= ========= ========= =========



        Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2000 and has not yet evaluated the impact of adoption and its effects on the Company's results of operations, financial position, capital resources or liquidity.

2. Acquisitions

        On June 7, 1999 the Company acquired all the outstanding shares of Raima? Corporation ("Raima"), a Seattle-based vendor of cross-platform micro databases and data management tools for real-time, Windows, and Unix-based applications. Under the terms of the agreement, the former shareholders of Raima received a gross amount of 5,800,000 shares
(subject to certain adjustments) of the Company's common stock at $1.031. The Company also incurred approximately $1.6 million in acquisition related expenses. Approximately 20% of the consideration payable to the former Raima shareholders is subject to escrow which will be available to the Company to satisfy certain indemnification rights. Approximately one-half of the consideration held in escrow not needed to satisfy pending claims will be released to the former Raima shareholders six months after closing, and the balance not needed to satisfy pending claims will be released one year after closing.

        The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Raima and the fair market value of the acquired assets and liabilities have been included in the financial statements of the Company as of June 7, 1999. The total purchase price of $7.6 million was allocated to assets acquired, including tangible and intangible assets and liabilities assumed, based on their respective estimated fair values at the acquisition date. The estimate of fair value of the net assets acquired is based on an independent appraisal, and management estimates. The purchase consideration included 5.8 million shares of Centura common stock valued at approximately $6.0 million, and other consideration of $1.6 million.


The total purchase price was allocated as follows (in thousands):


Fair value of tangible assets.......  $4,639
Fair value of acquired products.....   2,670
Fair value of acquired workforce....     670
Goodwill............................   2,561
Fair value of liabilities assumed...  (2,958)
                                    ---------
Goodwill............................   7,582
                                    =========



        The identified intangible assets are being amortized over the periods of benefit, ranging from thirty-six to sixty months.

        The following table represents pro forma information as if Centura and Raima had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Centura and Raima been a combined company during the specified periods. The pro forma results include the effects of the purchase price allocation from amortization of the acquisition related intangible assets.

Pro Forma Unaudited
(in thousands, except per share data)



                                   For the Six Months Ended
                                            June 30,
                                        1999      1998
                                    --------- ---------
Net revenue.........................  28,427    17,537
Net income (loss)...................  (1,368)      763
Basic income (loss) per share.......  ($0.04)    $0.02
Basic weighted average common shares  36,864    35,366
Diluted net income (loss) per share.  ($0.04)    $0.02
Diluted weighted average common shar  36,864    36,864





4. Reclassifications

        In order to conform with the condensed consolidated balance sheet at December 31, 1998, and the condensed consolidated statement of cash flows for the three months and six months ended June 30, 1999, certain reclassifications have been made to the condensed consolidated balance sheet and statement of cash flows for the six months ended June 30, 1999.

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

Results of Operations:

        Net Product Revenues. Net product revenues decreased 31% to $5.5 million for the three months ended June 30, 1999, from $8.0 million for the three months ended June 30, 1998. The decrease in net product revenues is primarily due to decreases in net sales of the SQLBase product line. SQLBase revenues decreased 45% to $3.3 million for the quarter ended June 30, 1999, as compared with $6.1 million for the quarter ended June 30, 1998, principally as a result of a large transaction recognized in the quarter ended June 30, 1998, having a renewal cycle greater than twelve months from the date originally finalized. International product revenues accounted for $4.0 million or 73% and $3.7 million or 46% of net product revenues for the three months ended June 30, 1999 and 1998, respectively.

        Net product revenues decreased 24% to $12.6 million for the six months ended June 30, 1999, from $16.6 million for the six months ended June 30, 1998, principally due to the same factors which caused the quarter over quarter decrease. International net product revenues remained relatively consistent for the six-month periods ended June 30, 1999 and June 30, 1998 respectively. International product revenues accounted for 54% of the net product revenues for the six-month period ending June 30, 1999 and June 30, 1998 respectively.

        Net Service Revenues. Net service revenues increased 6% to $5.4 million for the quarter ended June 30, 1999, from $5.1 million for the quarter ended June 30, 1998. The increase was primarily due to increased amortization of license maintenance support. International sales accounted for $2.7 million or 50% and $2.7 million or 53% of total net service revenues for the quarters ended June 30, 1999 and 1998, respectively. Net service revenues increased 15% to $10.7 million for the six month period ended June 30, 1999, from $9.3 million for the six month period ended June 30, 1998, principally due to the same factors which caused the quarter over quarter increase.

         Cost of Product Revenues. Cost of product revenues includes the cost of production and the amortization of capitalized software. Cost of product revenues increased 24% to $1.1 million for the quarter ended June 30, 1999, as compared with $0.9 million in the second quarter of 1998. Cost of product revenues as a percentage of product revenues increased to 20% from 11% for the quarters ended June 30, 1999 and 1998, respectively.
 The increase in cost of product revenues as a percentage of product revenues for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, is primarily related to the write-off of certain prepaid royalty costs.

        Cost of product revenues decreased 10% to $2.0 million for the six month period ended June 30, 1999, as compared with $2.2 million for the six month period ended June 30, 1998. The decrease in cost of product revenues was due primarily to a decrease in royalty costs and amortization of capitalized software. The decrease in royalty costs was principally due to the write-off of assets in the quarter ended March 31, 1998, which were greater than the write-off of assets during the same period in the current year. The decrease in amortization of the capitalized software costs for the six month period ended June 30, 1999 as compared with the six month period ended June 30, 1998 is due primarily to the write-off of certain capitalized software costs during 1998, which were not anticipated to be recoverable in future periods.

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which includes software purchased from third parties, was $298,000 and $619,000 for the three and six month periods ended June 30, 1999 compared with $298,000 and $804,000 for the same periods in 1998.

        Cost of Service Revenues. Cost of service revenues consists primarily of personnel costs related to technical support, training and product license maintenance. Cost of service revenues decreased to $0.9 million from $1.1 million for the three-month periods ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, cost of service revenues were $1.9 million and $2.2 million, respectively. Cost of service revenues as a percentage of net service revenues were 18% and 21% for the quarters ended June 30, 1999 and 1998, respectively. These decreases were due principally to a reduction of the Company's work force, outsourcing of front-end telephone support, and the streamlining of operations.

        During fiscal year 1999, the Company recognized $45,000 of amortization for acquired products.

        Sales and Marketing Expenses. Sales and marketing expenses were $6.6 million and $13.2 million for the three and six month periods ended June 30, 1999, compared with $6.6 million and $12.2 million for the same periods in 1998. Sales and marketing expenses are primarily comprised of personnel related expenses, advertising and promotional expenses. Sales and marketing expense remained relatively consistent for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 primarily due to increased staffing in the Company's sales and marketing organization from June 30, 1998 to June 30, 1999, offset by decreases in spending on advertising and promotion. The increase in sales and marketing expense for the six month period ended June 30, 1999 is principally due to planned increased staffing the Company's sales and marketing organization.

        Engineering and Product Development Expenses. The table below sets forth gross engineering and product development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenues for the periods indicated (in thousands):



                                     Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                    -------------------- -------------------
                                           0          0         0      1999
                                    --------- ---------- --------- ---------
Gross engineering and product
  development costs.................   2,419      1,997     4,610     3,859
Capitalized software development cos     (79)      (333)     (255)     (362)
                                    --------- ---------- --------- ---------
Net engineering and product
  development costs.................   2,340      1,664     4,355     3,497
                                    ========= ========== ========= =========
As a percentage of net revenues:

Gross engineering and product
  development costs.................      22%        15%       20%       15%
Net engineering and product
  development costs.................      21%        13%       19%       14%




        Gross engineering and product development expenses increased 21% to $2.4 million from $2.0 million for the quarters ended June 30, 1999 and 1998 respectively, and increased 19% to $4.6 million from $3.9 million for the six months ended June 30, 1999, and June 30, 1998 respectively.
 The increases are due primarily to increases in personnel as the Company expands its efforts to leverage core technologies into next generation products, combined with increased personnel related costs as a result of the Raima acquisition. The Company believes that the development of new products and the enhancement of existing products are essential to its continued success, and the Company intends to continue to devote substantial resources to new product development. The decrease in capitalized software development costs in 1999 as compared with 1998 relates primarily to projects associated with the Centura Team Developer product reaching stages of development in the second quarter of 1998, which required the costs to be capitalized under SFAS 86.

        General and Administrative Expenses. General and administrative expenses are comprised primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. General and administrative expenses increased 49% and 20% to $2.7 million and $4.3 million from $1.8 million and $3.5 million for the three and six month periods ended June 30, 1999 and 1998, respectively. The increases are due primarily to increased bad debt expense, and increased head count related to the Raima acquisition. Continued increases in personnel related general and administrative expenses pursuant to the Raima acquisition are not anticipated.

        During fiscal year 1999, the Company recognized $61,000 of amortization for goodwill.

        Other Income (Expense), Net. Other income (expense), net is comprised of interest income, interest expense, gains or losses on foreign currency transactions, and the imputed value of warrants issued during the respective periods. For the quarter ended June 30, 1999 other income (expense) decreased to $(0.2) million from $(0.7) in the same quarter of the prior year. Other income (expense), net decreased to $(0.5) million for the six month period ended June 30, 1999, from $(1.5) million for the same period in the prior year. These decreases are primarily attributable to the imputed value of warrants issued in the first two quarters of 1998.

        Provision for Income Taxes. The provision for income taxes primarily relates to foreign withholding taxes. Due to the availability of net operating loss carryforwards arising in prior years, no provision for U.S. income taxes was made for the three-month period ended June 30, 1999 and 1998.

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

Liquidity and Capital Resources:

        At June 30, 1999, the Company had a negative working capital position of $2.5 million, including a liability for deferred revenues of $14.2 million. Excluding deferred revenues, working capital would have been $11.7 million. Net cash provided by operating activities for the six months ended June 30, 1999 was $1.4 million, which resulted primarily from decreases in accounts receivable and other current assets. Cash used in investing activities totaled $0.1 million, which principally reflects acquisition costs, the purchase of equipment and capitalization of software development costs, offset by cash acquired on acquisition, and maturaties of investments. Cash provided by financing activities totaled $0.05 million and related to proceeds from short-term borrowings offset by repayment of capital lease obligation.

        Effective January 1, 1999, the Company entered into a three-year, non-cancelable capital lease. The lease bears interest at an annual rate of 7.95%. Leased assets were approximately $1.3 million on a cost basis, and are being depreciated on a straight-line basis over periods ranging from three to five years.

         At June 30, 1999 the Company had $7.6 million in unsecured foreign currency forward contracts, denominated in various currencies, as part of a program to reduce the financial exposure arising from foreign denominated monetary assets and liabilities.

        The deferred product and support revenues of $14.2 million at June 30, 1999 reflects a delay in recognition of revenue in accordance with Generally Accepted Accounting Principles and requires minimal use of future resources of the Company.

        The Company has an asset based loan facility with Coast Business Credit, (the "Facility"), which provides borrowings of up to $5.0 million secured by the Company's accounts receivable, combined with a $0.5 million capital equipment facility. The Facility bears interest at 2.25% above the Bank of America Reference Rate, and provides for the ability to reduce interest cost based on the achievement of certain financial covenants. The Facility also requires that the Company maintain a minimum net worth of negative $8.0 million. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. As of June 30, 1999 there was $2.9 million drawn against the Facility, and having achieved certain financial covenants, the Company realized an interest rate on funds drawn of 1.75% above the Bank of America Reference Rate.

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

Quantitative and Qualitative Disclosure about Market Risk

        The Company enters into short-term forward contracts to reduce the risks associated with foreign currency fluctuations. For the quarter and year to date periods ended June 30, 1999, the Company recognized losses of $0.17 million and $0.5 million respectively, related to foreign currency fluctuations. At June 30, 1999, the Company had $7.6 million in forward contracts denominated in five currencies: German Deutsche Marks, British Pound Sterling, Netherlands Guilders, Italian Lira and
Australian Dollars. The carrying value of the instruments approximate their fair value as the Company records entries to "mark-to-market" the respective contracts on a monthly basis. The respective gains and losses from forward contracts are included in other income (expense).


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

        New Product Risks; Rapid Technological Change. The markets for the Company's software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and computer operating environments, and frequent new product introductions and enhancements. As a result, the success of the Company depends substantially upon its ability to continue to enhance existing products, develop and introduce in a timely manner, new products incorporating technological advances and meet increasing customer expectations, all on a timely and cost-effective basis. To the extent one or more competitors introduce products that better address customer needs, the Company's businesses could be adversely affected. The Company's success will also depend on the ability of its primary products, SQLBASE, SQLBASE SAFEGARDE, CENTURA TEAM DEVELOPER, SQLWINDOWS, CENTURA NET.DB, SQLHOST, VELOCIS, and RDM to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Any failure to deliver these products as scheduled or their failure to achieve early market acceptance as a result of competition, technological change, failure of the Company to timely release new versions or upgrades, failure of such upgrades to achieve market acceptance or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially and adversely affected.

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

        Proprietary Rights. The success and ability of the Company to compete is dependent in part upon the Company's proprietary technology.
 While the Company relies on trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and customer support are more essential to establishing and maintaining a technology leadership position. The Company has patent rights with respect to its SQLWINDOWS, and CENTURA TEAM DEVELOPER products, and as filed patent applications related to its SQLBASE SAFEGARDE products.
The Company believes that the ownership of patents is not necessarily a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Also, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use their products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign
countries.   The Company intends to apply for new patents as appropriate opportunities and need becomes evident.

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


PART II
OTHER INFORMATION

Item 1.         Legal Proceedings


                As of June 30, 1999, to the best of the Company's knowledge there were no pending actions, potential actions, claims or proceedings against the Company that could reasonable be expected to result in material damages to the Company which would have a material adverse effect on its business, results of operations or financial condition. As noted in the "Legal Proceedings" section under "Risk Factors" above, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.


Item 2.         Changes in Securities and Use of Proceeds-Not Applicable

Item 3.         Defaults In Senior Securities--Not Applicable

Item 4.         Submission Of Matters To A Vote Of Security Holders

        The Company held it's Annual Meeting of shareholders on June 17, 1999. There were present at the meeting, in person or represented by proxy, the shareholders of 25,514,742 shares of Common Stock, which represented approximately 86.2% of the outstanding shares of Common Stock entitled to vote. The matters voted on at the meeting and the votes cast were as follows:

1. All Management's nominees for directors were elected as listed below:


                                                 Votes Cast
                                                 ----------------
Scott R. Broomfield.................For               23,261,299
                                    Withheld           2,253,443
Jack King...........................For               23,251,065
                                    Withheld           2,263,677
Philip Koen.........................For               23,253,565
                                    Withheld           2,261,177
Peter Micceche......................For               23,251,065
                                    Withheld           2,263,677
Earl M. Stahl.......................For               23,256,595
                                    Withheld           2,258,147


2.      The approval of an amendment to the Company's 1995 Stock
Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,400,000 shares to an aggregate of 4,400,000 shares. There were 22,166,039 shares of Common Stock voting in favor, 3,096,201 shares of Common Stock voting against, 48,242 shares of Common Stock abstaining, and 204,260 non-votes.

3.      The ratification of the appointment of
PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999. There were 25,429,950 shares of Common Stock voting in favor, 62,939 shares of Common Stock voting against, 21,853 shares of Common Stock abstaining, and 0 non-votes.

Item 5.         Other Information-Not Applicable


Item 6.         Exhibits And Reports On Form 8-K

        (a)  Exhibits:

                27.1 Financial Data Schedule

(b) The Company filed the following report on Form 8-K during the quarter ended June 30, 1999.

Report Date:  June 7, 1999 (filed June 16, 1999)
Items: Acquisition or Disposition of Assets

        The Company announced that on June 7, 1999, it completed its acquisition of Raima Corporation ("Raima") pursuant to the terms of the Agreement and Plan of Reorganization dated March 15, 1999 (the "Merger Agreement") among the Company, Centura Subsidiary Corporation, a Delaware corporation and wholly-owned subsidiary of Centura, and Raima, a Washington corporation.

Item 7.         Financial Statements and Exhibits

(a) (1) Financial Statements relating to Raima to be filed by amendment.

(a) (2) Accountant's report to be filed by amendment.

(b) (1) Pro Forma Condensed Financial Information to be filed by amendment.



SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CENTURA SOFTWARE CORPORATION


                                           By:  /s/ Richard Lucien

                                           ___________________________________

August 16, 1999                            Richard Lucien
                                           Vice President of Finance and
                                           Chief Financial Officer