Form 10-Q
period 1999-09-30
CENTURA SOFTWARE CORP
filed 1999-11-15
CIK 895021

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

     As of October 31, 1999, there were 35,420,609 shares of the Registrant's Common Stock outstanding.

                        CENTURA SOFTWARE CORPORATION
             FORM 10-Q for the Quarter Ended September 30, 1999

                                    INDEX



PART I  FINANCIAL INFORMATION
        Item 1.      Financial Statements and Supplementary Data
                     a) Condensed consolidated balance sheets at September 30, 1999 and December 31, 1998
                     b)   Condensed consolidated statements of
                          operations for the three and nine months ended September 30, 1999 and 1998
                     c) Condensed consolidated statements of cash flows for the three and nine months ended September 30, 1999 and 1998
                     d) Notes to condensed consolidated financial statements

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

        Item 4. Submission of matters to a vote of security holders

        Item 5.      Other information

        Item 6.      Exhibits and reports on Form 8-K

                        CENTURA SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              September 30, December 31
                                                  1999          1998
                                              ------------  ------------
                               ASSETS
Current Assets:
   Cash and cash equivalents..................     $4,182        $6,414
   Accounts receivable, less allowances of
     $1, 623 and $1,321.......................     14,179        12,988
   Other current assets.......................      3,924         3,627
                                              ------------  ------------
     Total current assets.....................     22,285        23,029
Property and equipment, net...................      3,876         2,888
Capitalized software, net.....................      1,007         1,542
Goodwill, net.................................      2,563             0
Other intangible assets, net..................      3,880           770
Other assets..................................      1,419         1,143
                                              ------------  ------------
     Total assets.............................    $35,030       $29,372
                                              ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations...       $875            $0
   Accounts payable...........................      3,131         2,798
   Accrued compensation and related expenses..      1,254         1,567
   Short-term borrowings......................      2,406         2,663
   Other accrued liabilities..................      2,803         1,744
   Deferred revenue...........................     13,285        13,274
                                              ------------  ------------
     Total current liabilities................     23,754        22,046
Long-term liabilities.........................        620            53
Stockholders' Equity:
   Preferred stock, no par value; 2,000 shares
    authorized; none issued and outstanding...      --            --
   Common stock, par value $.01 per share;
    60,000 shares authorized; 35,421 and 29,598
     shares issued and outstanding............     91,695        85,690
   Accumulated other comprehensive income.....       (453)         (426)
   Accumulated deficit........................    (80,586)      (77,991)
                                              ------------  ------------
    Total stockholders' equity ...............     10,656         7,273
                                              ------------  ------------
    Total liabilities and stockholders' equity    $35,030       $29,372
                                              ============  ============





The accompanying notes are an integral part of these condensed consolidated financial statements.
                        CENTURA SOFTWARE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                        ------------------- --------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- ----------
Net revenues:
   Product.............................    7,823    $8,811    20,447    $25,377
   Service.............................    5,949     5,310    16,605     14,563
                                        --------- --------- --------- ----------
     Net revenues......................   13,772    14,121    37,052     39,940
                                        --------- --------- --------- ----------
Cost of revenues:
   Product.............................      673     1,370     2,634      3,556
   Service.............................    1,022     1,079     2,922      3,241
   Amortization of acquired products...      134         0       179          0
                                        --------- --------- --------- ----------
     Cost of revenues..................    1,829     2,449     5,735      6,797
                                        --------- --------- --------- ----------
     Gross profit......................   11,943    11,672    31,317     33,143
                                        --------- --------- --------- ----------
Operating expenses:
   Sales and marketing.................    7,223     6,759    20,402     18,930
   Engineering and product development.    2,327     2,093     6,682      5,589
   General and administrative..........    1,808     1,786     6,104      5,294
   Amortization of goodwill............      199         0       260          0
                                        --------- --------- --------- ----------
     Total operating expenses..........   11,557    10,638    33,448     29,813
                                        --------- --------- --------- ----------
      Operating income (loss)..........      386     1,034    (2,131)     3,330
Other income (expense):
   Interest income.....................       33       110       142        249
   Interest expense....................      (80)     (113)     (234)      (428)
   Imputed value of warrants issued....        0         0         0       (990)
   Foreign currency gain (loss)........      154       163      (302)      (118)
                                        --------- --------- --------- ----------
Income before income taxes.............      493     1,194    (2,525)     2,043
Provision for income taxes.............       31        90        70        204
                                        --------- --------- --------- ----------
Net income.............................      462    $1,104    (2,595)    $1,839
                                        ========= ========= ========= ==========
Basic net income per share.............    $0.01     $0.04    $(0.08)     $0.07
                                        ========= ========= ========= ==========
Basic weighted average common shares...   35,413    29,599    32,045     26,696
                                        ========= ========= ========= ==========
Diluted net income per share...........    $0.01     $0.04    $(0.08)     $0.07
                                        ========= ========= ========= ==========
Diluted weighted average common shares.   35,413    29,714    32,045     27,191
                                        ========= ========= ========= ==========
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                                    CENTURA SOFTWARE CORPORATION

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                          (IN THOUSANDS)
                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss).......................................  ($2,595)     $1,839
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.........................    2,817       2,666
    Loss on disposal of fixed assets......................        0         327
    Provision for doubtful accounts, sales returns
     and allowances.......................................     (211)       (109)
    Issuance of stock warrants............................        0         990
  Changes in assets and liabilities:
    Accounts receivable...................................      808      (1,253)
    Other current assets..................................      633        (218)
    Other assets..........................................      181         146
    Accounts payable and accrued liabilities..............     (777)     (1,549)
    Deferred revenue......................................   (1,498)     (1,802)
                                                          ----------  ----------
      Net cash provided by (used in) operating activities.     (642)      1,037
                                                          ----------  ----------
Cash flows from investing activities:
  Net cash acquired on acquisition........................       23           0
  Maturaties (Purchases) of investments...................       60        (114)
  Acquisition of property and equipment...................     (726)       (908)
  Capitalization of software costs........................     (308)       (428)
  Capitalization of other intangibles.....................      (52)        (78)
                                                          ----------  ----------
      Net cash used in investing activities...............   (1,003)     (1,528)
                                                          ----------  ----------
Cash flows from financing activities:
  Proceeds from (repayment of) short-term borrowings, net.     (257)      2,415
  Repayment of capital lease obligation...................     (303)          0
  Proceeds from issuance of common stock, net.............        0       1,898
                                                          ----------  ----------
      Net cash provided by (used in)financing activities..     (560)      4,313
                                                          ----------  ----------
Effect of exchange rate changes on cash and cash
 equivalents..............................................      (27)        (36)
                                                          ----------  ----------
Net increase (decrease)in cash and cash equivalents.......   (2,232)      3,754
Cash and cash equivalents at beginning of period..........    6,414       3,974
                                                          ----------  ----------
Cash and cash equivalents at end of period................    4,182       7,728
                                                          ==========  ==========


Supplemental disclosure of non cash financing activities:
    Conversion of convertible debt and accrued interest
      for common stock....................................  $     0     $12,251
                                                          ==========  ==========
    Conversion of operating lease to capital lease........   $1,300     $     0
                                                          ==========  ==========

Acquired net assets associated with the Raima
    acquisition includes:
    Fair value of tangible assets.........................    4,734
    Fair value of acquired products.......................    2,670
    Fair value of acquired workforce......................      670
    Goodwill..............................................    2,752
    Fair value of liabilities assumed.....................   (3,227)
                                                          ----------
                                                              7,599
                                                          ==========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

                            CENTURA SOFTWARE CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


1. Summary of Significant Accounting Policies

        Method of Preparation. The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by Centura Software Corporation (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, and of cash flows have been made for all periods presented.
As discussed in Note 2, the Company completed its acquisition of Raima Corporation ("Raima") on June 7, 1999. The acquisition was accounted for using the purchase method of accounting and accordingly, the net assets and results of operations of Raima have been included in the Company's condensed consolidated financial statements since the acquisition date. The financial data should be reviewed in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,
1998. The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

        The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by
generally accepted accounting principles.   Such disclosures are
contained in the Company's Annual Report on Form 10-K.

         Net Income (Loss) Per Share. Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during each respective period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

The following is a reconciliation of the computation for basic and diluted net income (loss) per share:

                                     Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                    ------------------- -------------------
                                      1999      1998        1999      1998
                                    --------- --------- --------- ---------
                                             (in thousands, except per shar
Net income (loss)                       $462    $1,104   ($2,595)   $1,839
                                    ========= ========= ========= =========
Shares calculation:
  Average basic shares outstanding.   35,413    29,599    32,045    26,696
  Effect of dilutive securities          --        115       --        495
  Total shares used to compute      --------- --------- --------- ---------
    diluted net income (loss)
    per share                         35,413    29,714    32,045    27,191
                                    ========= ========= ========= =========

Basic net income (loss) per share      $0.01     $0.04    ($0.08)    $0.07
                                    ========= ========= ========= =========

Diluted net income (loss) per share    $0.01     $0.04    ($0.08)    $0.07
                                    ========= ========= ========= =========



        Antidilutive options and warrants to purchase 10,904,307 and 8,256,628 shares of common stock were outstanding at September 30, 1999 and September 30, 1998, respectively.

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

        Long-Lived Assets. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" ("SFAS
121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

        Comprehensive Income (Loss). The Company reports components of comprehensive income (loss) in its annual consolidated statement of shareholders' equity. Other comprehensive income (loss) consists of net income and foreign currency translation adjustments. The Company's total comprehensive earnings were as follows:


                                     Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                    ------------------- -------------------
                                        1999      1998    1999      1998
                                    --------- --------- --------- ---------
                                        (in thousands)      (in thousands)
Net income (loss)                       $462    $1,104   ($2,595)   $1,839
Other comprehensive gain (loss)         (194)       32       (27)       68
                                    --------- --------- --------- ---------
Total comprehensive income (loss)        268     1,136    (2,622)    1,907
                                    ========= ========= ========= =========



        Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 in the first quarter of the fiscal year ending December 31, 2001 and has not yet evaluated the impact of adoption and its effects on the Company's results of operations, financial position, capital resources or liquidity.

2. Acquisitions

        On June 7, 1999 the Company acquired all the outstanding shares of Raima Corporation ("Raima"), a Seattle-based vendor of cross-platform micro databases and data management tools for real-time, Windows, and Unix-based applications. Under the terms of the agreement, the former shareholders of Raima received a gross amount of 5,800,000 shares
(subject to certain adjustments) of the Company's common stock valued at $1.031 per share. The Company also incurred approximately $1.6 million in acquisition related expenses.

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

The total purchase price was allocated as follows (in thousands):


Fair value of tangible assets.......  $4,734
Fair value of acquired products.....   2,670
Fair value of acquired workforce....     670
Goodwill............................   2,752
Fair value of liabilities assumed...  (3,227)
                                    ---------
Goodwill............................  $7,599
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

Pro Forma Unaudited
(in thousands, except per share data)


                                   For the Nine Months Ended
                                         September 30,
                                        1999      1998
                                      --------- ---------
Net revenue........................... $43,386   $46,778
Net income (loss).....................  (1,202)    2,898
Basic income (loss) per share.........  ($0.03)    $0.09
Basic weighted average common shares..  35,421    32,518
Diluted net income (loss) per share...  ($0.03)    $0.09
Diluted weighted average common shares  35,421    33,015




4. Reclassifications

        In order to conform with the condensed consolidated balance sheet at December 31, 1998, and the condensed consolidated statement of cash flows for the three months and nine months ended September 30, 1999, certain reclassifications have been made to the condensed consolidated balance sheet and statement of cash flows for the nine months ended September 30, 1999.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Centura provides secure embedded database, connectivity and development solutions for the Internet Appliance, intelligent device, and the e-business marketplace. The Company's product offerings address the growing demand for complete and secure systems for always, occasionally, and connected on-demand mobile enterprise, Internet Appliance, intelligent devices and scalable e-business solutions.

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

Results of Operations:

        Net Product Revenue. Net product revenue decreased 11% to $7.8 million for the three months ended September 30, 1999, from $8.8 million for the three months ended September 30, 1998. The decrease in net product revenue is primarily due to decreases in net sales of the development tools product line. Development tools revenue decreased 40% to $2.0 million for the quarter ended September 30, 1999, as compared with $3.3 million for the quarter ended September 30, 1998. From time to time the Company has recognized increases in the quarterly revenue during quarters in which a new version of a major product is released. In the quarter ended September 30, 1998, the Company released version 1.5 of its flagship development tool, Centura Team Developer. A principal reason for the decline in development tools revenue for the three-months ended September 30, 1999 is that the Company released no new versions of comparable products during this quarter. International product revenue accounted for $3.9 million or 50% and $4.6 million or 52% of net product revenue for the three-months ended September 30, 1999 and 1998, respectively.

        Net product revenue decreased 19% to $20.4 million for the nine months ended September 30, 1999, from $25.4 million for the nine months ended September 30, 1998, primarily due to the same factors which caused the quarter over quarter decrease. Development tools revenue decreased 30% to $5.3 million for the nine-month period ended September 30, 1999, as compared with $7.6 million for the nine-month period ended September 30, 1998. International net product revenue accounted for $11.9 million or 58% and $13.0 million or 51% of net product revenue for the nine-month period ending September 30, 1999 and September 30, 1998 respectively.

        Net Service Revenue. Net service revenue increased 12% to $5.9 million for the quarter ended September 30, 1999, from $5.3 million for the quarter ended September 30, 1998. International sales accounted for $2.8 million or 46% and $2.7 million or 51% of total net service revenue for the quarters ended September 30, 1999 and 1998, respectively. Net service revenue increased 14% to $16.6 million for the nine-month period ended September 30, 1999, from $14.6 million for the nine-month period ended September 30, 1998. International sales accounted for $8.4 million or 51% and $7.5 million or 52% for the nine-month period ending September 30, 1999 and September 30, 1998 respectively.

         Cost of Product Revenue. Cost of product revenue includes the cost of production, royalties to third parties and the amortization of capitalized software. Cost of product revenue decreased 51% to $0.7 million for the quarter ended September 30, 1999, as compared with $1.4 million in the quarter ended September 30, 1998. Cost of product revenue as a percentage of product revenue decreased to 9% from 16% for the quarters ended September 30, 1999 and 1998, respectively. The decrease in cost of product revenue as a percentage of product revenue for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 is primarily related to higher royalty costs in 1998.

        Cost of product revenue decreased 26% to $2.6 million for the nine-month period ended September 30, 1999, as compared with $3.6 million for the nine-month period ended September 30, 1998. The decrease in cost of product revenue was due primarily to a decrease in royalty costs and amortization of capitalized software. The decrease in royalty costs was principally due to the write-off of assets during the first nine months of 1998, which were greater than the write-off of assets during the same period in the current year. The decrease in amortization of the capitalized software costs for the nine-month period ended September 30, 1999 as compared with the nine-month period ended September 30, 1998 is due primarily to the write-off of certain capitalized software costs during 1998, which were not anticipated to be recoverable in future periods.

        In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes internal development costs on a project when the technological feasibility of such project has been determined. The Company ceases capitalizing such expenses when the products derived from the project are released for sale. The capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years. Amortization of capitalized software costs, which includes software purchased from third parties, was $223,000 and $843,000 for the three and nine month periods ended
September 30, 1999 compared with $373,000 and $1,177,000 for the same periods in 1998.

        Cost of Service Revenue. Cost of service revenue consists primarily of personnel costs related to technical support, training and product license maintenance. Cost of service revenue decreased marginally to $1.0 million from $1.1 million for the three-month periods ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, cost of service revenue were $2.9 million and $3.2 million, respectively. Cost of service revenue as a percentage of net service revenue were 17% and 20% for the quarters ended September 30, 1999 and 1998, respectively, and 18% and 22% for the nine-month period ended September 30, 1999 and 1998 respectively.

        During fiscal year 1999, the Company amortized $179,000 of capitalized costs for acquired products.

        Sales and Marketing Expenses. Sales and marketing expenses are primarily comprised of personnel related expenses, advertising and promotional expenses. Sales and marketing expenses were $7.2 million and $20.4 million for the three and nine-month periods ended September 30, 1999, compared with $6.8 million and $18.9 million for the same periods in 1998. Sales and marketing expense increased for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 primarily due to increased staffing in the Company's sales and marketing organization following the Raima acquisition, in addition to one-time severance costs following a reorganization of the European sales and marketing organization. The increase in sales and marketing expenses for the nine-month period ended September 30, 1999 is principally due to the same factors which caused the quarter over quarter increase.

        Engineering and Product Development Expenses. The table below sets forth gross engineering and product development expenses, capitalized software development costs, and net research and development expenses in dollar amounts and as a percentage of net revenue for the periods indicated (in thousands):


                                     Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                    ------------------- -------------------
                                        1999      1998      1999      1998
                                    --------- --------- --------- ---------
Gross engineering and product
  development costs.................  $2,380    $2,159    $6,991    $6,017
Capitalized software development cos     (53)      (66)     (309)     (428)
                                    --------- --------- --------- ---------
Net engineering and product
  development costs.................  $2,327    $2,093    $6,682    $5,589
                                    ========= ========= ========= =========
As a percentage of net revenues:

Gross engineering and product
  development costs.................      17%       15%       19%       15%
Net engineering and product
  development costs.................      17%       15%       18%       14%



        Gross engineering and product development expenses increased 10% to $2.4 million from $2.2 million for the quarters ended September 30, 1999 and 1998 respectively, and increased 16% to $7.0 million from $6.0 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. The increases are due primarily to increases in personnel as the Company expands its efforts to leverage core technologies into next generation products, combined with increased personnel related costs as a a result of the Raima acquisition. The Company believes that the development of new products and the enhancement of existing products is essential to its continued success, and the Company intends to continue to devote substantial resources to new product development.

        General and Administrative Expenses. General and administrative expenses are comprised primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. General and administrative expenses remained relatively consistent for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 primarily due to increased personnel related costs as a result of the Raima acquisition offset by decreases in consulting and legal expenses. General and administrative expenses increased 15% to 6.1 million for the nine-month period ended September 30, 1999 from $5.3 million for the nine-month period ended September 30, 1998, primarily due to increased bad debt expense and increased personnel costs.

        During fiscal year 1999, the Company recognized $260,000 of amortization for goodwill.

        Other Income (Expense), Net. Other income (expense), net is comprised of interest income, interest expense, gains or losses on foreign currency transactions, and the imputed value of warrants issued during the respective periods. For the quarter ended September 30, 1999 other income (expense) decreased to $0.1 million from $0.2 in the same quarter of the prior year. Other income (expense), net decreased to $(0.4) million for the nine month period ended September 30, 1999, from $(1.3) million for the same period in the prior year, primarily due to the imputed value of warrants issued in the first two quarters of 1998.

        Provision for Income Taxes. The provision for income taxes primarily relates to foreign withholding taxes. Due to the availability of net operating loss carryforwards arising in prior years, no provision for U.S. income taxes was made for the three-month periods ended
September 30, 1999 and 1998.

Liquidity and Capital Resources:

        At September 30, 1999, the Company had a negative working capital position of $1.5 million, including a liability for deferred revenue of $13.3 million. Deferred revenue generally represents obligations to deliver software or services in future periods. Excluding deferred revenue, working capital would have been $11.8 million. Net cash used in operating activities for the nine months ended September 30, 1999 was $0.6 million, which resulted primarily from decreases in accounts receivable and other current assets, offset by decreases in accounts payable, accrued liabilities and deferred revenue. Cash used in investing activities totaled $1.0 million, which principally reflects acquisition costs, the purchase of equipment and capitalization of software development costs, offset by cash acquired on acquisition, and maturaties of investments. Cash used in financing activities totaled $0.6 million and related to repayment of short-term borrowings and repayment of a capital lease obligation.

        Effective January 1, 1999, the Company entered into a three-year, non-cancelable capital lease. The lease bears interest at an annual rate of 7.95%. Leased assets were approximately $1.3 million on a cost basis, and are being depreciated on a straight-line basis over three years.

         At September 30, 1999 the Company had $8.6 million in unsecured foreign currency forward contracts, denominated in various currencies, as part of a program to reduce the financial exposure arising from foreign denominated monetary assets and liabilities.

        The deferred product and support revenue of $13.3 million at September 30, 1999 reflect a delay in recognition of revenue in accordance with Generally Accepted Accounting Principles and require minimal use of future resources of the Company.

        The Company has an asset based loan facility with Coast Business Credit (the "Facility"), which provides borrowings of up to $5.0 million secured by the Company's accounts receivables, combined with a $0.5 million capital equipment facility. The Facility bears interest at 2.25% above the Bank of America Reference Rate, and provides for the ability to reduce interest cost based on the achievement of certain financial covenants. The Facility also requires that the Company maintain a minimum net worth of negative $8.0 million. The Facility matures in January 2000 and provides for the ability to extend the agreement for one year at the option of the Company. As of September 30, 1999 there was $2.4 million drawn against the Facility.

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

Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company reviewed its internal computer programs and systems to ensure that the programs and systems are Year 2000 compliant. The Company presently believes that its major internal computer systems are Year 2000 compliant. The cost of these efforts has not been material to the Company's financial position or results of operations to date, however there can be no assurance that Year 2000 Problems will not arise which could result in the need for significant future expenditures.

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

Internal Infrastructure. The Company has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that required modification, upgrades, or replacement to minimize the possibility of a material disruption to its business. The Company has substantially completed the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected.

Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. The Company has taken action to ensure that its internal systems are Year 2000 Compliant. The total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems has not been material to the Company's business or results of operations.

Suppliers. Centura has communicated with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

Customers. The Company communicated with its customers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of its customers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with its internal systems and products, there can be no assurance that its customers will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

        While the Centura has substantially completed the implementation of Year 2000 related upgrades appropriate for the Company's internal systems and equipment and Year 2000 compliance issues in the systems of customers, vendors and other related parties, there can be no assurance that problems will not arise as a result of the Year 2000 issue.

Quantitative and Qualitative Disclosure about Market Risk

        The Company enters into short-term forward contracts to reduce the risks associated with foreign currency fluctuations. The Company recognized gains of $0.2 million for each of the three-month periods ended September 30, 1999 and September 30, 1998, and losses of $0.3 million and $0.1 million for the nine month periods ended September 30, 1999 and September 30, 1998, respectively, all of which were related to foreign currency fluctuations. At September 30, 1999, the Company had $8.6 million in forward contracts denominated in five currencies: German Deutsche Marks, British Pound Sterling, Netherlands Guilders, Italian
Lira and Australian Dollars. The carrying value of the instruments approximate their fair value as the Company records entries to "mark-to-market" the respective contracts on a monthly basis. The respective gains and losses from forward contracts are included in other income (expense).

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

        Stock Option Plans. From time to time, the Company issues shares of common stock pursuant to its 1992 Employee Stock Purchase Plan and pursuant to options granted under its 1995 Incentive Stock Option Plan, 1998 Employee Stock Option Plan (for non-officer employees) and 1996 Directors' Stock Option Plan. Additional options remain outstanding and are exercisable pursuant to the Company's 1986 Incentive Stock Option Plan, which terminated in July 1996. In addition, the Company has issued non-plan options to the Company's Chief Executive Officer, Chief Operating Officer and Sr. Vice President of Alliances, exercisable for a total of 1,500,000 shares.

        New Product Risks; Rapid Technological Change. The markets for the Company's software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and computer operating environments, and frequent new product introductions and enhancements. As a result, the success of the Company depends substantially upon its ability to continue to enhance existing products, develop and introduce in a timely manner, new products incorporating technological advances and meet increasing customer expectations, all on a timely and cost-effective basis. To the extent one or more competitors introduce products that better address customer needs, the Company's businesses could be adversely affected. The Company's success will also depend on the ability of its primary products, eSNAPP, SQLBASE, SQLBASE SAFEGARDE, CENTURA TEAM DEVELOPER, SQLWINDOWS, CENTURA NET.DB, SQLHOST, VELOCIS, and RDM to perform well with existing and future leading, industry-standard application software products intended to be used in connection with RDBMS. Any failure to deliver these products as scheduled or their failure to achieve early market acceptance as a result of competition, technological change, failure of the Company to timely release new versions or upgrades, failure of such upgrades to achieve market acceptance or otherwise, could have a material adverse effect on the business, operating results and financial condition of the Company. In addition, commercial acceptance of the Company's products and services could be adversely affected by critical or negative statements or reports by industry and financial analysts concerning the Company and its products, or other factors such as the Company's financial performance. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition could be materially and adversely affected.

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

Year 2000 Issue. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits as a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company reviewed its internal computer programs and systems to ensure that the programs and systems are Year 2000 compliant. The Company presently believes that its major internal computer systems are Year 2000 compliant. The cost of these efforts has not been material to the Company's financial position or results of operations to date, however there can be no assurance that Year 2000 Problems will not arise which could result in the need for significant future expenditures.

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

Internal Infrastructure. The Company has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that required modification, upgrades, or replacement to minimize the possibility of a material disruption to its business. The Company has substantially completed the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected.

Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. The Company has taken action to ensure that its internal systems are Year 2000 Compliant. The total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems has not been material to the Company's business or results of operations.

Suppliers. Centura has communicated with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

Customers. The Company communicated with its customers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of its customers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with its internal systems and products, there can be no assurance that its customers will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

        While the Centura has substantially completed the implementation of Year 2000 related upgrades appropriate for the Company's internal systems and equipment and Year 2000 compliance issues in the systems of customers, vendors and other related parties, there can be no assurance that problems will not arise as a result of the Year 2000 issue.
ongoing compliance review.

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

        Development tools and Connectivity Markets. The Company faces competition from providers of software specifically developed for the PC client/server market, such as Oracle, Sybase, Microsoft, Inprise and Forte, and connectivity software competitors, such as IBI Systems, Inc. and Sybase. The Company also faces potential competition from vendors of applications Centura Team Developer/SQLWindows based on 4GLs (generation languages) or CASE (Computer Aided Software Engineers) technologies. With the emergence of the World Wide Web as an important platform for application development and deployment and a variety of newly created development tools that export JavaTM- program language connectivity, additional competitors or potential competitors have emerged.

        The principal competitive factors affecting the market for the Company's products include breadth of distribution and name recognition, product architecture, performance, functionality, price, product quality, and customer support. The Company experienced increased competition during 1998, 1997, 1996, and 1995, resulting in loss of market share. The Company must continue to introduce enhancements to its existing products and offer new products on a timely basis in order to remain competitive. However, even if the Company introduces such products in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of the Company's competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition. See "Competition."

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

        Proprietary Rights. The success and ability of the Company to compete is dependent in part upon the Company's proprietary technology.
 While the Company relies on trademark, trade secret and copyright laws to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and customer support are more essential to establishing and maintaining a technology leadership position. The Company has patent rights with respect to its SQLWINDOWS, and CENTURA TEAM DEVELOPER products, and as filed patent applications related to its SQLBASE SAFEGARDE products.
The Company believes that the ownership of patents is not necessarily a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Also, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use their products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company intends to apply for new patents as appropriate opportunities and need become evident.

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

        There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products, and the Company expects that it will increasingly be subject to such claims as the number of products and competitors in the client/server and Internet connectivity software market grow and the functionality of such products overlaps with other industry segments. In the past, the Company has received notices alleging that its products infringe trademarks of third parties. The Company has historically dealt with and will in the future continue to deal with such claims in the ordinary course of business, evaluating the merits of each claim on an individual basis. There are currently no material pending legal proceedings against the Company regarding trademark infringement. Any such third party claims, whether or not they are meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company, or at all. If the Company was found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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


PART II
OTHER INFORMATION

Item 1.         Legal Proceedings


                As of September 30, 1999, to the best of the Company's knowledge there were no pending actions, potential actions, claims or proceedings against the Company that could reasonably be expected to result in material damages to the Company which would have a material adverse effect on its business, results of operations or financial condition. As noted in the "Legal Proceedings" section under "Risk Factors" above, the Company exists in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against the Company, its officers and directors, and as such no estimate is made in the Company's financial statements for such unknown claims or liabilities.


Item 2. Changes in Securities and Use of Proceeds-Not Applicable

Item 3.         Defaults In Senior Securities-Not Applicable

Item 4.         Submission Of Matters To A Vote Of Security Holders-Not
                Applicable

Item 5.         Other Information-Not Applicable

Item 6.         Exhibits And Reports On Form 8-K-Not Applicable



SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CENTURA SOFTWARE CORPORATION


                                           By:  /s/ Richard Lucien

                                           ___________________________________

November 15, 1999                          Richard Lucien
                                           Vice President of Finance and
                                           Chief Financial Officer