Form 10-K
period 1999-12-31
CENTURA SOFTWARE CORP
filed 2000-03-30
CIK 895021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21010

CENTURA SOFTWARE CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2874178
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

975 Island Drive
Redwood Shores, California    94065
(Address of Principal Executive Offices including Zip Code)

(650) 596-3400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $581,299,820 as of February 29, 2000, based upon the closing sale price on the NASDAQ SmallCap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 29, 2000, there were 38,586,795 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its fiscal 2000 Annual Meeting of Shareholders.

CENTURA SOFTWARE CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

CENTURA SOFTWARE CORPORATION

PART I

Item 1. Business

Management has used best efforts in writing Centura's Form 10-K report in plain, easy to understand English. The Company and the Industry Overview Sections attempt to outline both the meaning and scope of the strategies currently employed at Centura. Although both these sections are compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-K report prior to making an investment in Centura, as these are complicated technologies and solutions that involve risks and uncertainties. References to "we", "us", "our" or "Centura" means Centura Software Corporation and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" and similar expressions identify forward- looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, particularly with respect to our e-business and information appliance initiatives and including our ability to develop multiple applications, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies and our development of relationships with other providers of leading edge technologies. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings "Risk Factors" in Item 1 and "Factors Affecting Operating Results" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors are not intended to represent a complete list of the general or specific factors that may affect us.

Company Overview

Centura is a leading provider of information appliance and e-business software solutions. We extend business information systems to the Internet and to wireless information devices, for business-to-business applications. Our family of products, which as a whole, provide end-to-end functionality in these environments, include a scalable Internet development environment (CTD), a dynamic wireless connectivity solution (eSNAPP) and a range of powerful, secure embeddable databases (SQLBase SafeGarde, Velocis, RDM and db.linux). In essence, we make the software our customers use to create sophisticated Web and wireless applications.

Industry Overview

We believe that the value of information resides in its accessibility and its security. Furthermore, we believe that Moore's law, the doubling of microprocessor power every 18 months and Metcalf's law, the doubling of bandwidth capacity every 12 months, will continue to be important industry drivers well into the new millennium. These two laws are the primary drivers behind the trend toward both the use of the Internet, which we refer to as the "4th wave" of computing, and what is commonly referred to as ubiquitous or Post PC devices ("Information Appliances"), which we refer to as the "5th wave" of computing.

We also note the following trends in the industry:

  Expansion of the Internet and server-centric computing

  Growth in the use of Information Appliances

  Recognition of the need for secure access, encryption and authentication

  Confirming recognition of the importance of component application development

  Increasing use of wireless technologies

  Increasing use of extensible markup language, or XML and wireless markup language, or WML as computer software languages that allow interoperability between applications.

Further, when analyzing the general direction of the industry it becomes apparent to us that the dominance of the PC era is over and that the use of a number of the technologies listed above will capture functionality previously performed by the PC. We believe that the increasing improvement of wireless technologies is an important trend. Currently, one of the factors that limits widespread, rapid adoption of wireless software applications is the inability to connect applications to the Internet in real-time with zero performance impairment. As wireless technologies improve, especially in the areas of power enhancement, bandwidth and the elimination of unintended disconnections or drop-off we believe the adoption of Information Appliances will be viral. Another important trend is interoperability. Businesses want to select architectures that do not limit them to one vendor.

The overriding trend is a "network effect" towards open architectures that allow information to be extended to, and interoperable with Information Appliances, independent of hardware or operating system configurations. Both XML/WML and component development promise significant progress towards solving the problem of interoperability.

Solutions to these business problems are emerging rapidly. International Data Corporation (IDC), a leading provider of information technology data, estimates that the e-business market, a subset of the Internet market, was $32 billion in 1998 and projects this market to grow to over $425 billion by 2002. In 1998, 66% of this market was business-to-business commerce and IDC estimates this to increase to 79% by 2002. Furthermore, IDC estimates that Information Appliances in 1997 was only 5% of a 33 million unit PC and appliance market and expects this to grow to over 68% of an 87 million unit market by 2002. Companies that take advantage of this speed by increasing their own velocity, in terms of adaptation and flexibility, will outpace the competition.

Centura's strategies, described below, attempt to incorporate the myriad of factors and trends as outlined above.

Business Objectives and Strategy

Objectives

Our objective is to become a recognized leader in the e-business and Information Appliance markets and in doing so, to maximize the long-term value of Centura. Our plan is to use 4th wave (Internet or Web-based solutions) and 5th wave (Information Appliance) technologies, as described above, to enable businesses to engage in activities in ways that will enable them to generate additional revenues, save time and money, and in that manner add value to their business.

Strategy

By leveraging the technological underpinnings of the 4th and 5th waves of computing, our products enable businesses to extend access to business information outside the geographical confines of the enterprise to those who must use enterprise information as part of their daily activities. Our product strategy, therefore is two-fold:

  e-business software - We provide customers and partners the means to quickly develop and cost-effectively deploy Web-based e-business software applications. Moreover, we have structured our solutions to enable our customers to move their client/server business software applications to the Internet.

  Information Appliance software - We provide customers and partners the ability to extend the business processes necessary in conducting business to mobile hand-held computers and other "Post PC" devices.

We offer a full suite of products and services that enable businesses to develop and implement a complete, end-to-end e-business environment, encompassing the access to and utilization of enterprise data through the Web or through hand-held mobile computers, embedded devices and other Information Appliances.

The majority of our revenues have historically been derived from the licensing of software products for PC client/server systems. The licensing of such products in addition to e-business and Information Appliance application solutions are expected to account for substantially all of our revenues for the foreseeable future.

We offer our products through a combination of direct sales and sales channels, which consist of information systems integrators ("SIs"), independent software vendors ("ISVs") and distributors. For ease of further discussion we will collectively refer to SIs and ISVs as Value Added Resellers ("VARs").

We believe that our products, especially our Information Appliance software, can provide valuable solutions to the niche markets of healthcare, telecommunications, transport, logistics and field force automation and we focus our selling and channel development efforts in these markets. We also believe that solutions developed within these industries are analogous and applicable to a broader array of businesses and thus specific solutions within these markets are transferable to mobile solutions for business in general.

Through our consulting organization, Centura Solutions, we assist our customers in developing software solutions and train them on how best to use our products in their solutions. This ensures maximum customer satisfaction, efficiency, profitability and valuation.

We provide flexible support programs for customers ranging from small groups of developers to those who require unlimited access to qualified Centura technical engineers. Traditional service offerings are augmented with an informal support network through multiple Internet news groups, Centura-endorsed User Groups, and a strong presence on the Web. Company-certified training partners offer courses each year that provide customers with the right mix of classroom and on-site training. Customers can also study at their own pace with a specially developed computer-based training course.

We believe that the advent of 4th and 5th wave computing environments make data security vital to business, and therefore it is a key element of our product and solutions offerings. Our patent-pending SQLBase SafeGarde encryption process encrypts data at the file level within the database with virtually no reduction in database performance. This means that even if passcode protection levels of the operating system are breached, the data retrieved by the perpetrator will be incomprehensible.

Our business model focuses on sharing in the value created through the use of our software by our partners or end-user customers.

Products

Our e-business and Information Appliance Solutions Sets (consisting of combinations of our products that together help our customers solve their application development needs) are comprised mainly of the following:

e-business Solution Sets

Centura Team Developer

"CTD" is a strategic Internet development environment for building enterprise scale business applications and components, under the distributed Internet application, or DNA Architecture. CTD2000, available in the first half of 2000, provides a rich and productive environment based on object oriented programming, fourth generation language ("4GL") functionality, native and standards-based database connectivity, and team development for building functional business logic components and browser-based applications, by leveraging software reuse, and standards such as COM Generation, XML, WML, HTML, and OLE DB. CTD includes all the elements required to build enterprise applications including SQLBase SafeGarde, Velocis Database Server, Report Builder, Team Object Manager, and the Object Nationalizer.

Velocis Database Server

Velocis is an embeddable and highly scalable Internet database server that takes full advantage of today's multiprocessor computer hardware with its support for Symmetrical Multiprocessing Support (SMP). Velocis supports both the relational and network (pointer based) database models. Velocis provides multiple programming interfaces including the industry standard Structured Query Language ("SQL"), Application Programming Interface (API) and a low-level C API. Its architecture is open, providing developers the means to write custom APIs. Velocis runs on multiple platforms including Windows, Linux and Unix and is self-maintaining thereby eliminating the need for a Database Administrator ("DBA"). Velocis is utilized in a multitude of software applications requiring a scalable Web-based host or other enterprise-level information systems, and we believe it is unsurpassed in the market with respect to speed and performance.

SQLBase SafeGarde

SQLBase Safegarde is an embeddable relational database management system, or RDBMS client/server database used primarily in desktop PC, workgroup server and company-wide LAN and Intranet software applications. SQLBase SafeGarde includes a very robust feature set while still maintaining a small footprint, and is self-maintaining, thereby eliminating the need for a DBA. SQLBase SafeGarde has the distinct capability to encrypt the data stored in the database at encryption levels of 56- and 128-bit data encryption standard, or DES. At the present time, we believe that it is the only encrypted database on the market, which encrypts the entire database at the database file level.

RDM

RDM is an embeddable database that requires no DBA and runs in multiple operating system environments, including real time operating systems, or RTOS. It is deployed mostly in applications where there is minimal human user interface or the primary database interface is managed by the electronic device within which it resides or other embedded software. We believe it is unsurpassed in the market with respect to speed and performance. It is capable of functioning in a range of environments with very large to extremely small memory capacity.

Information Appliance Solution Sets

eSNAPP

Centura's eSNAPP architecture provides dynamic real-time connectivity and synchronization framework for Windows, Windows CE, Palm OS and Linux. eSNAPP supports always-connected, occasionally-connected, and connected-on-demand Information Appliance environments. It also enables Information Appliances to access and engage in business transactions, on a real-time or synchronized basis, with host or enterprise level information systems via direct access to enterprise databases or application logic, utilizing either wireless or hard-wired infrastructures.

db.linux

db.linux is an open-source, zero DBA, embeddable database engine suitable for developing applications deployed on Linux-based Information Appliance devices such as hand-held and palm-sized computers, embedded devices, and Internet Appliances. It is a high-performance, small footprint, developer- friendly product optimized for resource constrained environments. We have also constructed Platform Support Packs (PSPs) that provide platform specific functionality for a variety of traditional and real-time operating systems including PalmOS and WinCE. We are developing add on options, such as SafeGarde for db.linux, which provides 128-bit DES secure data access and storage for the db.linux database.

None of our products are exclusively reliant on any other of our products in order to function although we believe that in combination our products, or Solution Sets work most efficiently together.

Consulting Services

Our consulting organization, Centura Solutions Corporation. provides Application development support to businesses engaged in e-business and Information Appliance application development. Centura Solutions provides direct customer support and frequently participates with VAR partners by assisting them in achieving maximum functionality and advantage utilizing Centura products in deployments for end-users through various training programs and other fee-based arrangements. Centura Solutions is involved in both e- business and Information Appliance solution development. Through our acquisition of Raima Corporation in June 1999 we have been able to expand our consulting services. See Item 8 - Financial Statements and Supplementary Data - note 2 of notes to consolidated financial statements for further information regarding this acquisition.

Summary

We plan to incorporate our patent-pending SQLBase SafeGarde encryption capability into our key database products, making them extremely competitive products for e-business and Information Appliances environments, where security is paramount. We plan to make our e-business development environment available for the development of applications for Information Appliances. This will allow us to provide a complete and secure end-to-end e-business and Information Appliance development environment that we believe very few competitors will be able to offer. You should also read "Risk Factors".

Customers

No customer accounted for more than 10% of net revenues during the fiscal years ended December 31, 1999, 1998, or 1997. We have established worldwide distribution channels that provide broad market coverage for products and services and address the specific needs of our varied customer base worldwide. Our data management and development environment solutions have been successfully implemented by numerous business and government entities, including:

Automatic Data Processing	IFS
BAAN	Lilly Software
CamData	NASDAQ
Citibank N.A	Norfolk Southern
Ford Motor Company	Nortel Networks
Fujitsu	SAP AG
Help Desk Software	Sattel Technologies
Hewlett-Packard	Siemens-Nixdorf Informations Systeme AG
Hitachi	United Parcel Service
Hughes Network Systems	Xerox

and the governments of Mexico, France, Australia, United Kingdom and the United States.

Our products have strong acceptance in several vertical markets, including Enterprise Resource Planning (ERP), finance, government, health care, insurance, logistics and transportation, retail and sales force automation.

Marketing, Distribution and Product Support

To support our sales organizations and the e-business and Information Appliance business focus, we conduct comprehensive marketing programs and cooperative selling arrangements with our strategic partners. Our marketing programs include direct mail, public relations, advertising, seminars, trade shows, an active Web presence and other ongoing customer communication programs.

Our marketing message focuses on the customer's benefits of using Centura products to develop e-business environments and utilizing our e-business or Information Appliance product software. We believe our products provide customers with a faster time to market, a lower total cost of ownership with better security than comparable products offered by competitors, ultimately providing a better return on investment.

Accordingly, broad market acceptance of e-business, Web-based software applications and Information Appliance systems is critical to our future success. Our marketing and sales efforts are targeted to attract worldwide developers of applications for e-business and Information Appliance solutions. These developers include corporate developers and VARs who develop and install software applications. We use a combination of direct sales, telesales, alliances and an indirect channel to sell and support existing and new customers.

We have a worldwide field sales organization, which operates in Africa, Australia, Austria, Belgium, Brazil, Canada, Eastern Europe, France, Germany, Italy, Japan, Mexico, Middle East, the Netherlands, Scandinavia, Switzerland, the United Kingdom, and the United States.

We also distribute our products through major independent distributors that may sell such products to smaller VARs, resellers and dealers. We presently have a distribution agreement with DistribuPro, for distribution in North America. We also have a network of international distributors, including Computer 2000 AG GmbH, ADN, Nocom and Illion in Europe and Mitsubishi Corporation in Japan. Although many of our distributors carry competing product lines, we provide various forms of sales and marketing programs and incentives to channel partners to sell and support Centura products. Our distributors may from time to time be granted stock exchange or rotation rights. Such returns or exchanges are generally offset by an immediate replacement order of equal or greater value. Although we believe that, to date, we have provided adequate allowances for exchanges and returns, there can be no certainty that actual returns will not exceed the allowances we have provided, particularly concerning introduction of new products or enhancements.

In some markets, we have entered into multi-year master distribution agreements with unrelated companies that have also licensed the use of our name. These agreements are in place to increase our overall name recognition and penetration in such markets. While we believe that to date these agreements have increased our overall name recognition and penetration in these markets, there can be no certainty that this performance will continue or that these relationships will remain in place.

We have designed our products and established our marketing and sales channels to address worldwide market opportunities, including markets requiring double-byte enabled source code. Our software products support international data conventions, and some products have been localized into French, German and Japanese language editions.

Engineering and Product Development

Since inception, we have made substantial investments in engineering and product development. During the year ended December 31, 1999, we spent $8.7 million on engineering and product development, net of capitalized software. This represents 17% of net revenues. During the year ended December 31, 1998, we spent $7.9 million on engineering and product development, net of capitalized software. This represents 15% of net revenues. During the year ended December 31, 1997, we spent $9.7 million on engineering and product development, net of capitalized software. This represents 17% of net revenues. Our products have been developed by our internal product development staff and, in certain instances, by strategic use of outside consultants and third party developers. We believe that timely development of new products and enhancements to existing products are essential for us to maintain our competitive position.

We are committed to continued development of new technologies for e-business and Information Appliance software. In addition, we plan to continue to offer upgrades to our current products. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on our business, operating results and financial condition. You should also read "Risk Factors".

Competition

The market for business software development solutions is intensely competitive and rapidly changing. Our products are specifically targeted toward the e-business and Information Appliance approaches to solving business process problems. Our current and prospective competitors offer a variety of products that have a similar focus.

e-Business competitive landscape

Centura faces competition from providers of e-business application development software, such as Allaire, IBM, Inprise's Borland.com division, Microsoft, Oracle, Silverstream and Sybase's Powersoft Division. The market for e-business application development environments is rapidly evolving and additional competitors or potential competitors are constantly emerging.

Information Appliance competitive landscape

The onset of the enabling of Information Appliances with complex enterprise business computing capabilities, commonly known as the 5th wave of computing, has led to the emergence of several competitors vying for a share of this rapidly expanding and potentially lucrative market. Potential competitors range from providers of connectivity and synchronization solutions, such as Aether, Citrix, Puma, Synchrologic and Tibco to providers of both connectivity-synchronization and small footprint embeddable databases such as IBM, Informix ("Cloudscape"), Microsoft, Object Store, Oracle, Point Base and Sybase's SQLAnywhere division.

In addition, as the 5th wave of technologies provide increasing technological capabilities for Information Appliances, many more competitors are likely to emerge. For example, systems integrators for Information Appliance solutions previously utilized in only limited niche market environments, such as in the market for enterprise data collection, and partnered with companies like Symbol, Telxon, Intermec and Fujitsu, become potential competitors in the broader use of Information Appliances for enterprise level business processes.

General competitive issues

The principal competitive factors affecting the market for our products include breadth of distribution and name recognition (visibility), product architecture, performance, functionality, price, product quality, and customer support. We have experienced increased competition during our fiscal years ended December 31, 1999, 1998, and 1997, resulting in loss of market share. We must continue to introduce enhancements to our existing products and offer new products on a timely basis in order to remain competitive. Even if we introduce such products in this manner we may not be able to compete effectively because of the significantly larger resources available to many of our competitors.

Intellectual Property

We currently have one patent issued with respect to SQLWindows and CTD products and another pending with respect to SQLBase SafeGarde. As we develop our products, we continually look for opportunities to further patent our technology and have established comprehensive internal programs in an attempt to ensure that patents are prosecuted in all circumstances determined appropriate. We rely on a combination of trademark, copyright and trade secret protection and nondisclosure agreements to establish and protect our proprietary rights. Policing unauthorized use of our technology is expensive and difficult, and there can be no assurance that these measures will be successful. While our competitive position may be affected by our ability to protect proprietary information, we believe that ultimately factors such as our ability to effectively market products and services, provide technical expertise and innovation, our name recognition, and ongoing product support and enhancements may be more significant in terms of maintaining our competitive position.

Centura provides software products to customers under non-exclusive, non-transferable license agreements. As is customary in the software industry to protect intellectual property rights, we do not sell or transfer title to software products to customers. Under our current standard form of end user license agreement, licensed software may be used solely for the customer's internal operations and, except for limited deployment rights provided in certain development environment packages, only on designated computers at specified sites. We rely primarily on "shrink-wrap" licenses for the protection of products intended for single, one-time use or limited deployment. A shrink-wrap license agreement is a printed or downloadable license agreement included within packaged or downloaded software that sets forth the terms and conditions under which a purchaser of the license can use the product, and binds such purchaser by its acceptance and purchase of the software license to such terms and conditions. Shrink-wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of some jurisdictions.

We have entered into source code escrow agreements with a number of resellers and end users that require release of source code to such parties with a limited, nonexclusive right to use such code in the event that there is a bankruptcy proceeding by or against Centura, we cease to do business or we breach our contractual obligations to the customer. Centura licenses source code as part of development licenses for certain products and has, in certain cases, licensed other source code to customers for specific uses.

Centura provides open-source code for its db.linux products and manages code changes produced by an open community of developers. This is typically referred to in the software industry as an "Open Source Software Model". db.linux may be used and deployed on a royalty free basis, pursuant to the terms of the underlying license agreement. As the source code is open not only to developers, but to the general community, there can be no assurance that terms of the license agreement will not be breached or that implementation of this program will not result in a reduction of royalty license revenue which would otherwise have accrued to the benefit of Centura. db.linux is specifically designed to provide continuity to Centura's eSNAPP product as part of a complete Information Appliance Solution Set.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion may not result in costly litigation or require us to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms, or at all. As the number of software products in the industry increases and the functionality of these products further overlap, Centura believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

Employees

As of December 31, 1999, we had 285 full-time employees, including 61 in engineering and product development, 6 in operations and manufacturing, 127 in sales and marketing, 30 in technical services and support and 61 in management information systems, finance and administration. We maintain competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. None of our employees are covered by collective bargaining agreements. We believe our relationship with our employees is good. We also believe that the success of our business will depend in large part on our ability to attract and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

Recent Developments

  In June 1999, we acquired Raima Corporation. See Item 8 - Financial Statements and Supplementary Data - note 2 of notes to the consolidated financial statements for further information regarding this acquisition, and Risk Factors - "Our restructuring efforts may not improve our operational performance".

  In December 1999, we completed a private placement of series A cumulative convertible preferred stock. See Item 8 - Financial Statements and Supplementary Data - note 7 of notes to consolidated financial statements for further information regarding this financing and Risk Factors - "Conversion of the series A cumulative convertible preferred stock and exercise of the related warrants may dilute the interests of existing stockholders" and Risk Factors - "If we are deemed to have issued 20% or more of our outstanding common stock in connection with the private placement of our series A cumulative convertible preferred stock, we may be required to delist our shares from the NASDAQ SmallCap Market".

For additional information on the segments that we operate within, see Part II - note 12 of notes to consolidated financial statements.

Risk Factors

The volatility of our common stock price may harm our growth and ability to raise capital.

Our common stock has a history of high volatility and our stock price may vary in response to quarterly variations in operating and financial results, as highlighted below, announcements of new products or customer contracts by us or our competitors, litigation and other factors, including sales of substantial blocks of our common stock. In addition, the stock market in general, and the market for technology stocks in particular, including our common stock, has experienced extreme price fluctuations. These market fluctuations may affect the price of our stock, often without necessarily any regard to whether we have experienced changes in our business, operating results, or financial condition. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings, or to negotiate successful stock-for-stock acquisitions of other companies.

Fluctuations in our quarterly and annual results may adversely affect our stock price.

Our quarterly and annual operating results have fluctuated significantly in the past and may continue to do so in the future. On an annual basis, we reported a loss of $3.2 million in 1999, a profit of $2.1 million in 1998 and a loss of $0.6 million for 1997. Our future operating results may be below the expectations of public market analysts or investors. We also may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter and consequently may not be able to adjust spending in a timely manner to compensate for the shortfalls. Accordingly, any significant shortfall in sales of our products or services in relation to our expectations or those of analysts or investors, could have an immediate adverse impact on the price of our common stock.

A number of factors are likely to cause variations in our quarterly and annual results. From time to time, our competitors or ourselves may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. The announcement of currently planned or other new products may also cause customers to delay their purchasing decisions in anticipation of such products. We may therefore occasionally experience a reduction in demand for our existing products and decreased sales.

In addition, our revenue recognition in some cases is dependent upon the business activities of our customers and the timely and accurate reporting of their activities to us, which makes predictability of the related revenue extremely uncertain. For example, many of our product licensing arrangements are subject to revenue recognition on a per-unit deployed basis including cases where our deferred obligation to such customers is gradually extinguished. Delays in the introduction or availability of new hardware and software products from third parties may also negatively affect sales of our products.

Seasonal factors, including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows, may cause our operating results to fluctuate. Although we have operated historically with little or no backlog of traditional boxed product shipments, we have experienced a seasonal pattern of product revenue, contributing to variation in quarterly worldwide product revenues and operating results. We have generally realized lower revenues in the first quarter as compared with the immediately preceding fourth quarter of any given year and lower European revenues in the third quarter as compared to the rest of the year. We have also experienced a pattern of recording a substantial portion of our revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Our staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter. Delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, or the actual loss of product orders, can cause significant variations in operating results from quarter to quarter.

Our restructuring efforts may not improve our operational performance.

We have restructured our operations and announced changes in strategic direction several times during the past three years:

  In early 1997, we refocused our marketing and sales efforts away from databases and development tools products to a middleware connectivity product, and entered into an agreement to merge with InfoSpinner, Inc., the developer of the underlying product. That merger was not consummated, and we entered into a distribution agreement with InfoSpinner.

  In the second half of 1997, however, we restructured and refocused operations on our core competencies, products and technologies and terminated our distribution arrangement with InfoSpinner. We continued to pursue this strategic direction throughout 1998.

  In June 1999, we extended our offering of embedded database products by acquiring Raima Corporation, a Seattle-based vendor of cross-platform micro databases and data management tools. Through this acquisition we were further able to focus our efforts throughout 1999 on the Information Appliance and e-business markets.

We may or may not undertake other major restructuring efforts or changes in strategic direction in the future. It is uncertain whether our past or future strategic changes will improve our operational results.

The inability of our management team to achieve their objectives may cause our revenues to decline.

Recent changes in our management make it difficult to predict our likelihood of success in achieving our business goals. In the fourth quarter of 1997, we announced significant changes in senior management, including the appointment of Scott R. Broomfield as Chief Executive Officer, John W. Bowman as Chief Financial Officer, and the election of Messrs. Jack King, Phillip Koen, Jr., and Earl Stahl to Centura's board of directors, and the departure of Samuel M. Inman, III, Earl Stahl and Richard Gelhaus from their positions as officers of Centura. In February 1998, we announced the election of Messrs. William D. Nicholas and Peter Micciche to the board of directors and the appointment of Scott R. Broomfield to the position of Chairman. Mr. Nicholas subsequently resigned from the board of directors in December 1998. In April 1999, Mr. Inman resigned from the board of directors, and in November 1999, Mr. Stahl resigned from the board of directors.

A key addition to the senior management team is Joe Falcone, who joined Centura as Senior Vice President and Chief Technology Officer in November 1998. In July 1999, John W. Bowman became Executive Vice President and Chief Operating Officer and Richard Lucien became Vice President of Finance and Chief Financial Officer. In December 1999, Mr. Ed Borey, Jr. was elected to the board of directors.

Although we believe these recent changes in our management team to be critical to our long-term growth and competitive position, we cannot assure you that they will be successful in achieving their objectives or that successful execution of their objectives will improve our operating results.

Our inability to retain or attract key personnel may prevent our business from growing.

We are highly dependent on our executive officers and other key personnel, and the loss of these employees may harm our competitive position. Our future success will also depend largely on our ability to continue to attract highly skilled personnel. Competition is intense for employees with highly technical, management and other skills in the software industry, particularly in the San Francisco bay area, and it may be difficult to attract or retain qualified key employees. Without strong management and talented employees, we may not continue to develop successful new products or to obtain important strategic alliances.

The lack of timely market delivery of our products and services or the inability to achieve market acceptance may result in negative publicity and losses.

The markets for our software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and computer operating environments, and frequent new product introductions and enhancements. If one or more competitors introduce products that better address customer needs, we may lose our market position and our revenues will decrease.

Our success depends on the ability of our primary products, including Centura's eSNAPP, SQLBase SafeGarde, RDM, Velocis Database Server, Centura Team Developer, to perform well in various business hardware and software application environments, and on the ability of our consulting organization to successfully assist customers in their solutions development. Any failure to deliver these products and services as scheduled or their failure to achieve market acceptance as a result of competition, rapid technological change, failure to timely release new versions or upgrades, failure of such upgrades to achieve market acceptance or otherwise, could result in negative publicity and decreased sales.

Like many software companies, we have in the past experienced delays in the development of new products and product versions, which resulted in loss or delays of product revenues. There can be no assurance that we will not experience further delays in connection with our current product development or future development activities.

We are also increasingly dependent on the efforts of third party "partners," including VARs and software developers to develop, implement, service and support our products. These third parties increasingly have opportunities to select from a very broad range of products from our competitors, many of whom have greater resources and market acceptance than us. In order for our products and services to succeed in the market, we must actively recruit and sustain relationships with these third parties.

Software errors in some of our products may cause our future sales to decrease.

Software products as complex as those offered by us may contain undetected errors when first introduced or as new versions are released. We have in the past discovered software errors in some of our new products and enhancements after their introduction. Although we have not experienced material adverse effects resulting from any such errors to date, errors could be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance.

If the computer industry shifts away from Information Appliance and e-business software, demand for our products may decrease significantly.

To date, substantially all of our revenues have been derived from the licensing of software products for PC client/server systems and other embedded software environments. Licensing of such products, in addition to the licensing of products for use in always, occasionally, connected-on-demand and Web-based host information system environments and related consulting and support services, is expected to continue to account for substantially all of our revenues for the foreseeable future. With the increasing focus on enterprise-wide systems that embrace the Web, some customers may opt for solutions that favor mainframe or mini-computer solutions with associated Web connectivity.

The market for Information Appliance and e-business software in general, and the segments of such market addressed by our products in particular, are relatively new. Our future financial performance will depend in part on the continued expansion of this market and these market segments and the growth in the demand for other products developed by us, as well as increased acceptance of our products by information technology professionals. We cannot assure you that the market for Information Appliance and e-business software in general, and the relevant segments of the market addressed by our products will continue to grow, that we will be able to respond effectively to the evolving requirements of the market and market segments, or that information technology professionals will accept our products. If we are not successful in developing, marketing, localizing and selling applications that gain commercial acceptance in these markets and market segments on a timely basis, our competitive position may suffer and our revenues may decrease.

Residual problems related to the year 2000 issue may interrupt our business and increase our operating expenses.

To date, our customers have not reported any problems with our software products as a result of the commencement of the year 2000 and we have not experienced any impairment in our internal operations resulting from the year 2000 issue. Nevertheless, computer experts have warned that there may still be residual consequences stemming from the change in centuries and, if these consequences become widespread, they could result in claims against us, a decrease in sales of our products and services, increased operating expenses and other business interruptions.

The Information Appliance and e-business software market is highly competitive, and we risk losing our market share to other companies.

The Information Appliance and e-business software market is intensely competitive and rapidly changing. Some of our products are specifically targeted at the emerging portion of this market relating to complete and secure integration solutions for always, occasionally, and connected-on-demand mobile enterprise, Information Appliance, intelligent device and Web-based host information system environments. Our current and prospective competitors offer a variety of solutions to address this market segment. Competitors include Aether Systems, Allaire, borland.com (Inprise), Citrix, IBM, Microsoft, Oracle, Puma, Silverstream, Tibco, Sybase's SQL Anywhere and Powersoft Divisions and Synchrologic. With the emergence of the Web as an important platform for application development and deployment and a variety of newly created Java based development tools, additional competitors or potential competitors have emerged with longer operating histories, significantly greater financial, technical, sales, marketing and other resources, greater name recognition, larger installed customer bases and established relationships with some of our customers.

Our competitors could in the future introduce products with more features and lower prices than our offerings. These companies could also bundle existing or new products with more established products to compete with us. Furthermore, as the Information Appliance and e-business markets expand, a number of companies, with significantly greater resources than us, could attempt to increase their presence in these markets by acquiring or forming strategic alliances with our competitors, or by introducing products specifically designed for these markets.

Any termination or significant disruption of our relationships with any of our resellers or distributors, or the failure by such parties to renew agreements with us, could harm our sales.

We rely on relationships with value-added resellers and independent third party distributors for a substantial portion of our sales and revenues, particularly in international markets. We also maintain strategic relationships with a number of vertical software vendors and other technology companies for marketing or resale of our products. Some of our resellers and distributors also offer competing products. Most of our resellers and distributors are not subject to any minimum purchase requirements, they can cease marketing our products at any time, and they may from time to time be granted stock exchange or rotation rights. Moreover, the introduction of new and enhanced products may result in higher product returns and exchanges from distributors and resellers. In addition, the distribution channels through which client/server software products are sold have been characterized by rapid change, including consolidations and financial difficulties of distributors, resellers and other marketing partners including some of our current distributors. The bankruptcy, deterioration in financial condition or other business difficulties of a distributor or retailer could render our accounts receivable from such entity uncollectible. We cannot assure you that our distributors or resellers will continue to purchase our products in the same amounts, if at all, or to provide our products with adequate promotional support. Termination of any of our relationships with distributors or resellers could negatively affect our sales.

Our inability to compete successfully in international markets may reduce our revenues.

For the year ended December 31, 1999 our international sales were 55% of our net revenues, for the year ended December 31, 1998 our international sales were 54% of our net revenues and for the year ended December 31, 1997 our international sales were 58% of our net revenues. A key component of our strategy is continued expansion into international markets, and we currently anticipate that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. We will need to retain effective distributors, and hire, retain and motivate qualified personnel internationally to maintain and/or expand our international presence. However, we cannot assure that we will be able to successfully market, sell, localize and deliver our products in international markets.

There are also risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements and government controls, problems and delays in collecting accounts receivable, tariffs, export license requirements and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and other parts of the world, restrictions on the export of critical technology, and potentially adverse tax consequences, which could adversely impact the success of international operations. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of some foreign jurisdictions.

Also, sales of our products are denominated either in the local currency of the respective geographic region or in US dollars, depending upon the economic stability of that region and locally accepted business practices. Accordingly, any increase in the value of the US dollar relative to local currencies in those markets may negatively impact our competitive position and our revenues.

In some international markets we have entered into agreements with independent companies that have also licensed the use of our name. These agreements are in place to increase our opportunities and penetration in such markets. While we believe that to date these agreements have increased our penetration in such markets, there can be no certainty that this performance will continue nor that these relationships will remain in place. Failure to renew these agreements could adversely affect our business in these markets.

Our inability to adequately protect our proprietary technology, may result in us losing our competitive position.

We have one patent with respect to our SQLWindows and Centura Team Developer products and one patent pending with respect to our SQLBase SafeGarde product. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

We generally enter into confidentiality or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information. Despite efforts to protect proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that is regarded as proprietary. Policing such unauthorized use is difficult. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of our resources.

Third parties may also claim infringement by us with respect to current or future products. We expect that we will increasingly be subject to such claims as the number of products and competitors in the Information Appliance and e- business markets grow and the functionality of such products overlaps with other industry segments. In the past, we have received notices alleging that our products infringe trademarks of third parties. We have historically dealt with and will in the future continue to deal with such claims in the ordinary course of business, evaluating the merits of each claim on an individual basis. There are currently no material pending legal proceedings against us regarding trademark infringement.

Any third party infringement claims, whether or not they are meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us, or at all. If we were found to have infringed upon the proprietary rights of third parties, we could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products.

Our inability to obtain additional financing on favorable terms may substantially harm the future growth of our business.

We may be required to seek additional equity financing to finance the acquisition of new products and technologies, capital equipment and continuing operations. If we need further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will also result in dilution to our existing stockholders.

Our inability to monitor and respond to the need for additional personnel and upgraded systems may impair our ability to expand sales and generate increased revenue.

In recent years, we have experienced both expansion and contraction of our operations, each of which has placed significant demands on our administrative, operational and financial resources. To manage future growth, if any, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our work force. There can be no assurance that we will be able to perform such actions successfully. We intend to continue to invest in improving our financial systems and controls in connection with higher levels of operations. Although we believe that our systems and controls are adequate for the current level of operations, we anticipate that we may need to add additional personnel and expand and upgrade our financial systems to manage any future growth. Our failure to do so effectively could negatively impact the growth of our sales and revenue.

Future issuance of our common stock according to option plans or exercise of warrants will dilute the beneficial ownership of our existing stockholders, and the sale of such shares could negatively affect our stock price.

As of December 31, 1999, we had outstanding warrants to purchase 1,937,000 shares of our common stock and options to purchase 7,895,000 shares of our common stock. Future issuance of such shares of our common stock according to any of these outstanding securities will dilute the beneficial ownership of our stockholders. In addition, sales, including block sales, of a significant number of shares of common stock, or the potential for such sales, could adversely affect the prevailing stock market price for our common stock. This effect may be particularly significant because these shares represent a large percentage of our total outstanding stock.

Conversion of the series A cumulative convertible preferred stock and exercise of the related warrants may dilute the interests of existing stockholders.

On December 30, 1999 we issued 12,500 shares of series A cumulative convertible preferred stock, an option to purchase an additional 6,000 shares of convertible preferred stock and warrants to purchase shares of common stock. The conversion price of the series A cumulative convertible preferred stock and the exercise price of the related warrants that we issued in 1999 are expected to be less than the current market price of our common stock on the date of conversion or exercise. So long as these securities remain outstanding and unconverted or unexercised, the terms under which we could obtain additional equity financing may be adversely affected. To the extent of any conversion or exercise of these securities, the interests of our existing stockholders will be diluted proportionately. Dilution will increase significantly if the price of our common stock remains consistently below the maximum conversion price of $5.82 or if the holders of preferred stock exercise their option to purchase additional shares of preferred stock, since either of these events will result in the conversion of larger amounts of Centura's common stock. In addition, as more shares of preferred stock are converted, Centura's common stock price may decline further.

If we are deemed to have issued 20% or more of our outstanding common stock in connection with the private placement of our series A cumulative convertible preferred stock, we may be required to delist our shares from the NASDAQ SmallCap Market.

In accordance with NASD Rules 4310 and 4460, which require stockholder approval of any transaction that would result in the issuance of securities representing 20% or more of an issuer's outstanding listed securities, we are not obligated to issue shares of our common stock upon conversion of the series A cumulative convertible preferred stock in excess of 19.99% of our outstanding common stock on December 30, 1999, the date of issuance of the preferred stock, or approximately 7,465,771 shares of common stock. However, if the NASD determines that we have issued 20% or more of our outstanding common stock in connection with our private placement of the preferred stock, or that we have violated any other NASD rule, we risk being delisted from the NASDAQ SmallCap Market.

We intend to seek stockholder approval of the securities issued in the private placement at our next stockholder meeting. In addition, the terms of the agreement pursuant to which we sold the preferred stock provide that we must solicit stockholder approval of the issuance of the preferred stock and the common stock issuable upon conversion of the preferred stock and upon exercise of the warrants. Following October 30, 2000, we have 90 days after the date which the shares of common stock underlying the preferred stock and warrants exceed 15% of our issued and outstanding capital stock immediately prior to the original date of issuance, or approximately 5,602,129 shares of common stock, to seek stockholder approval to issue additional shares of common stock in accordance with NASD Rules 4310 and 4460. If we fail to hold a meeting by that date, then, as partial relief, we must pay a cash penalty per share of preferred stock equal to the product of (1) $1,000 and (2) .02, multiplied by the quotient of (1) the number of days after the deadline which the stockholder meeting is not held; divided by (2) 30.

Directors and Executive Officers of Registrant

The following table sets forth information as of February 29, 2000, regarding the directors and executive officers of Centura:

          Name              Age                    Position
-------------------------  ------  ----------------------------------------
Scott R. Broomfield.......    43   President and Chief Executive Officer
                                     (Principal Executive Officer),
                                     Chairman of the Board of Directors

John W. Bowman............    45   Executive Vice President, and Chief
                                     Operating Officer

Joe Falcone...............    41   Senior Vice President, Engineering and
                                     Support, and Chief Technology
                                     Officer

Richard Lucien............    42   Senior Vice President, Finance and
                                     Chief Financial Officer (Principal
                                     Finance and Accounting Officer)

Jack King (2).............    67   Director

Edward Borey, Jr.(1)......    49   Director

Phillip Koen, Jr.(1)......    49   Director

Peter Micciche (2)........    47   Director

Tom Clark.................    48   Director

------------------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

Mr. Broomfield is the Chief Executive Officer and has served as a member of the Board of Directors at Centura Software Corporation since December 1997. Prior to joining Centura Mr. Broomfield was a principal with the firm of Hickey & Hill Incorporated from February 1993 to December 1997 where he advised companies needing operational and financial restructuring. Prior to Hickey & Hill, Mr. Broomfield was Operations Manager at Digital Equipment Corporation where he was responsible for taking the VAX 9000 Mainframe product from inception to shipment. Prior to this, he worked as Controller for their Silicon Valley manufacturing operations. There, he was responsible for financial planning, MIS financial systems, accounting, and all local merger and acquisition activity. Additional high-tech experience for Mr. Broomfield includes holding the Strategic Advisor position at E-Tech. Prior to their initial public offering, Mr. Broomfield played an integral role in the merger and acquisition team where he successfully completed the acquisition of PolyScan. He has also filled strategic advisor roles at Invision and Zitel presenting industry insights to advance the companies' vision. Mr. Broomfield serves on the board of directors of Cam Data Corporation, the largest supplier of microcomputer-based inventory management and point of sale solutions for small to medium retailers. His other associations and directorships include Business Executives for National Security, an organization of business leaders assembled to address issues surrounding our national security, and the Director of the Turnaround Management Association, NorCal Chapter. Mr. Broomfield has a BS in Psychology from Azusa Pacific University and an MBA, with honors, from Santa Clara University.

Mr. Bowman has served as Chief Operating Officer of Centura since July 1999. Mr. Bowman joined the Centura as Chief Financial Officer in December 1997. Prior to joining the Centura Mr. Bowman also served as a principal with the firm of Hickey & Hill from July 1997 to December 1997 where he assisted companies with executive management, strategy, operational and financial restructuring, business planning and business development. Prior to joining Hickey & Hill, Mr. Bowman was President of Country Club Foods, Inc. from November 1995 through June 1997 and from February 1992 through November 1995 served as Vice President of Finance for Spreckels Sugar Co., Inc. Prior to this, from 1978 through 1992, Mr. Bowman held various senior financial management positions at Unisys Corporation. Mr. Bowman holds a BS in Business Management from San Diego State University and an MBA in Finance from the University of California, Berkeley.

Mr. Falcone joined Centura in November, 1998 as Senior Vice President and CTO. Prior to joining Centura, Mr. Falcone was Director of the Windows Products Group at Inprise Corporation. Prior to joining Inprise, Mr. Falcone was Director of Research and Development for Tasking, Inc. From 1994 to 1997, he served in engineering management roles with Data General Corporation, Kronos, Inc., and Brainstorm Technology, Inc. From 1983 to 1994, Mr. Falcone held positions in research and development at Digital Equipment Corporation. From 1980 to 1983, Mr. Falcone was a Member of Technical Staff at Hewlett-Packard Laboratories. Mr. Falcone holds an AB degree in Computer Science from the University of California, Berkeley and an MS degree in Electrical Engineering from Stanford University.

Mr. Lucien has served as Senior Vice President, Finance and Chief Financial Officer of Centura since July 1999. Mr. Lucien joined Centura as Vice President, Corporate Controller in December 1997 and served as a consultant to the Company from July 1997 through December 1997. Prior to joining Centura, Mr. Lucien was Corporate Controller at Berkeley Systems, Inc., a software games and interactive media entertainment company, from February 1996 through June 1997 and was Director of Corporate Reporting at Spectrum HoloByte, Inc., a software games and interactive media entertainment company, from July 1994 through February 1996. Prior to this, Mr. Lucien served in the International Consulting Practice of Tohmatsu & Co., the Japanese affiliate of Delloitte, Touche, Tohmatsu, International, in Osaka, Japan, from July 1991 through March 1994. Prior to this, Mr. Lucien served in various financial management positions at Nellcor, Inc., a manufacturer of non-invasive medical instruments from June 1987 through 1990. Mr. Lucien began his professional career at Touche Ross & Co. in January 1985 and holds a BS degree in business administration from California State University, Hayward.

Mr. King has served on Centura's Board of Directors since December 1997. Since 1986, Mr. King has been President and CEO of Zitel Corporation, a company specializing in Year 2000 software conversion consulting, systems integration and "intelligence-based" technology solutions. Prior to joining Zitel, Mr. King held key executive and senior management positions at Dynamic Disk, Data Electronics, Memorex and Xerox Corporation. Mr. King holds a BS in Industrial Management from San Diego State University.

Mr. Borey has served on Centura's Board of Directors since December 1999. Mr. Borey is currently the Interim President for NextRx; a Washington based Medical Automation Company. Prior to joining NextRx, Mr. Borey held a series of key executive and senior management positions at Intermec Technologies, Intermec's media subsidiary, Paxar's Graphic Group, Monarch's Retail System Division, National Semiconductor and Lear Siegler. Mr. Borey holds a BS in Economics from University of New York, College at Oswego, an MA in Public Administration from the University of Oklahoma and an M.B.A in Finance from the University of Santa Clara.

Mr. Koen has served on Centura's Board of Directors since December 1997. Mr. Koen is currently serving as Chief Financial Officer of Equinix, Inc since July 1999. Prior to this Mr. Koen served as Chief Executive Officer and Chief Financial Officer of PointCast Corporation. and Chief Financial Officer of Etec Systems. From April 1989 to December 1993, Mr. Koen was the Vice President of Finance and then the Chief Financial Officer at Levelor Corporation. Mr. Koen holds a BA in Economics from Claremont Men's College and an MBA in General Management from the University of Virginia.

Mr. Micciche has served on Centura's Board of Directors since February 1998. Mr. Micciche is currently Senior Vice President, Sales at ChannelPoint, Inc since October 1998. Mr. Micciche served as President and CEO of SceneWare Corporation from 1994 to 1998. Prior to that Mr. Micciche was Vice-President and General Manager, North America at The ASK Group from December 1992 until May 1993, and was President of Cognos Corporation from December 1989 through December 1992. Mr. Micciche graduated from Boston College with a BS in Accounting and from Suffolk University with an MBA in Finance.

Mr. Clark has served on Centura's Board of Directors since July 1999. He is currently President and Chief Executive Officer of 3Times Software, a Redmond, Washington-based company specializing in Internet software and services. Mr. Clark has more than two decades experience in high technology companies, including 14 years as a corporate officer. Prior to his current position, Mr. Clark was an Executive Vice President of Data Dimensions, an information technology company, where he was in charge of the company's knowledge management products division. Prior to Data Dimensions, Mr. Clark was an Executive Vice President of Mosaix Inc. (a Customer Relationship Management software provider acquired by Lucent in 1999). At Mosaix, Mr. Clark served as President of the Professional Services division and earlier as Senior Vice President of Product Operations. Prior to Mosaix Mr. Clark was with Data I/O Corp, a company specializing in software and equipment for use with programmable Application- Specific-Integrated-Circuits (ASICs). Other experience includes serving as General Manager of the Software Development Products division at Tektronix Inc. Mr. Clark served as a Board member of Raima Corporation (acquired by Centura in June 1999) for five years. He holds a BS in Electrical Engineering from Ohio State University.

The Board of Directors elects our officers and such officers serve at the discretion of the Board of Directors. There are no family relationships among the officers or directors.

Item 2. Properties

We lease approximately 48,000 square feet of office, development and warehousing space in facilities in Redwood Shores, California, of which approximately 50% was sublet in September 1998.

As of December 31, 1999, we also have offices in the metropolitan areas of Chicago, Dallas, New York, Seattle, Washington, D.C., Berlin, Bruetten (Switzerland), Duesseldorf, Leuven (Belgium), London, Sydney (Australia), Mexico City, Sao Paulo, Milan, Maarssen (The Netherlands), Munich, Paris, Vienna and Tokyo. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

As of December 31, 1999, to the best of our knowledge there were no pending actions, potential actions, claims or proceedings against us that could reasonably be expected to result in damages to us which would have a material adverse effect on our business, results of operations or financial condition. We exist in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against us, its officers and directors, and as such no estimate is made in our financial statements for such unknown claims or liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 1999.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

Centura's common stock is quoted on The NASDAQ SmallCap Market under the trading symbol "CNTR". Our common stock began trading on The NASDAQ National Market on February 5, 1993 under the trading symbol "GPTA". The table below shows the 1999 and 1998 quarterly high and low sale prices per share of our common stock:

                                                        High       Low
                                                      --------- ---------
1999:
 Fourth quarter...................................      $8.563    $0.625
 Third quarter....................................       1.000     0.563
 Second quarter...................................       1.063     0.938
 First quarter....................................       1.281     0.906

1998:
 Fourth quarter...................................      $1.438    $1.000
 Third quarter....................................       1.813     1.000
 Second quarter...................................       2.875     1.563
 First quarter....................................       2.125     0.906

We have not paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future.

In December 1999, we completed a private placement of Series A Cumulative Convertible Preferred Stock. Under the terms of the private placement we are prohibited from declaring a cash dividend until at least 90% of the preferred stock has either been converted to shares of our common stock or redeemed for cash and from declaring a stock dividend within 30 days of December 30, 2005. See note 7 in the notes to the consolidated financial statements for further information on the private placement.

As of March 1, 2000, there were approximately 1,031 shareholders of record (not including beneficial holders of stock held in street name) of Centura's common stock.

Item 6. Selected Financial Data

The following consolidated financial data highlights some information from this Form 10-K. You will need to read Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," along with Item 8. "Financial Statements and Supplementary Data" for the rest of the financial information.

The consolidated statements of operations data for the fiscal years ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999 and 1998 is derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997, 1996 and 1995 is derived from audited consolidated financial statements not included in this Form 10-K.

Selected Consolidated Statement of Operations Data
(in thousands, except per share data)

                                          Year Ended December 31,
                               -------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------- --------- --------- --------- ---------
Net revenues:
  Product...................... $27,769   $33,453   $40,714   $45,452   $49,408
  Service......................  23,261    20,044    17,232    17,781    16,306
                               --------- --------- --------- --------- ---------
    Total net revenues.........  51,030    53,497    57,946    63,233    65,714
Total cost of revenues.........   7,434     9,034    12,218    14,578    19,640
                               --------- --------- --------- --------- ---------
Gross profit...................  43,596    44,463    45,728    48,655    46,074

Operating income (loss)........  (2,475)    3,895     1,230     2,484   (42,993)

Net income (loss).............. ($3,225)   $2,115     ($649)   $2,027  ($44,079)

Basic net income (loss) per
  share(1).....................  ($0.10)    $0.08    ($0.04)    $0.15    ($3.62)
                               ========= ========= ========= ========= =========
Basic weighted average
  common shares(1).............  33,066    27,390    15,439    13,231    12,175
                               ========= ========= ========= ========= =========
Diluted net income (loss) per
  share(1).....................  ($0.10)    $0.08    ($0.04)    $0.15    ($3.62)
                               ========= ========= ========= ========= =========
Diluted weighted average
  common shares(1).............  33,066    27,776    15,439    13,380    12,175
                               ========= ========= ========= ========= =========

Selected Consolidated Balance Sheet Data
(in thousands)

                                              At December 31,
                               -------------------------------------------------
                                 1999      1998      1997      1996      1995
                               --------- --------- --------- --------- ---------
Working capital (deficit)(2)... $14,044      $983  ($18,232) ($15,616) ($25,604)
Total assets...................  51,480    29,372    28,200    36,705    48,104
Long-term obligations..........     501        53       856    12,188    11,744
Mandatorily redeemable
convertible preferred stock.... $10,360        -         -         -         -
Stockholders' equity (deficit). $14,685    $7,273   ($9,954) ($16,923) ($24,057)

-----------------------------

(1) See note 1 of notes to consolidated financial statements for an explanation of shares used in computing net income (loss) per basic and diluted common shares and equivalents.

(2) Working capital (deficit) includes deferred revenue of $13,923,000 at December 31, 1999, $13,274,000 at December 31, 1998, $14,618,000 at December 31, 1997, $21,891,000 at December 31, 1996 and $28,800,000 at December 31, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and results of operations along with our consolidated financial statements and notes to consolidated financial statements, as well as "Risk Factors".

Overview

Products

Centura is a leading provider of e-business and Information Appliance databases and development solutions. Our product lines and their main features are summarized below. You should also read Item 1, Business for a detailed description of our product lines.

Solution Sets	Product Category	Main Features
e-business solution set
Centura Team Developer	Application development environment	Web-centric e-business development environment
Velocis Database Server	Embedded database	Scalable, multi platform high performance database
SQLBase Safegarde	Embedded database	Fully encrypted application-embedded database
RDM	Embedded database	Multi-platform, high performance embedded database
Information Appliance solution set
eSNAPP	Connectivity software	Connectivity solution for Information Appliances
db.linux	Embedded database	Database for Information Appliances

We expect the majority of our net revenues to come from these products for the foreseeable future. If we do not deliver products as scheduled, or if the marketplace does not accept our products, our operating results, market share and financial condition could be adversely affected.

Our products are distributed in the United States and internationally through a corporate sales organization. We approach our markets through a combination of direct sales, where our sales force and consulting organization work directly with customers to provide e-business and Information Appliance solutions to business process problems, and through sales channels, which consist of information systems integrators, or SIs, independent software vendors, or ISVs and distributors. SIs and ISVs can collectively be considered Value Added Resellers or VARs.

You should read "Item 1.- Risk Factors; - "Our failure to timely deliver our products and services or to achieve market acceptance may result in negative publicity and losses," "Software errors in some of our products may cause our future sales to decrease", "If the computer industry shifts away from Information Appliances and e-business software, demand for our products may decrease significantly", and "The Information Appliance and e-business software market is highly competitive, and we risk losing our market share to other companies", for more information on our products, the marketplace and associated risks.

Revenue Recognition

Our revenue is derived from primarily two sources, across many industries: (1) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises, and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by Original Equipment Manufacturer, or OEMs; and (2) service and support revenue, derived primarily from providing software updates, support, training, and consulting services to end users.

We adopted the provisions of Statement of Position, or SOP 97-2, "Software Revenue Recognition" as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective January 1, 1998. We also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions", in the first quarter of 1999. Prior to 1998, we recognized revenue under SOP 91-1, "Software Revenue Recognition". Under SOP 97-2 and SOP 98-9, we recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Estimated product returns are recorded upon recognition of revenue from customers having rights of return and are based on our historical experience with these customers. In 1997, our revenue recognition policy for licensing fees was the same as set forth above. If stock rotation requests from customers and distributors are significantly in excess of our estimates, our revenues and consequently results from operations will be adversely affected. You should read the information included in Part I, "Risk Factors - the Information Appliance and e-business software market is highly competitive and we risk losing our market share to other companies" of this Annual Report on Form 10-K.

For contracts with multiple obligations (e.g. deliverable products, maintenance and other services), we allocate revenue to the undelivered components of the contract based on objective evidence of its fair value, which is specific to us, or for products not yet being sold separately, the price established by management. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. We recognize revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, or derived from the separate sales of these services, we recognize revenue as the related services are performed. When services are deemed essential to acceptance of the software being delivered, we defer revenue and recognize it over the period of the engagement on a percentage-of-completion basis, primarily based on labor hours incurred. In 1997, our revenue recognition policy for training, consulting and support services was the same as set forth above.

We recognize product revenue from royalty payments from OEMs as product is sold and reported to us.

We operate with virtually no order backlog as our products ship shortly after orders are received. Our quarterly product revenue is therefore dependent on orders booked and shipped within any given quarter. Our product revenue, and as a consequence, operating results have tended to be higher in the fourth quarter of any given year compared with the first quarter of the following year.

Historically, a substantial portion of our orders, and therefore revenue is booked in the third month of each quarter. Accordingly, any significant shortfall in orders of our products in relation to our expectations could have an immediate adverse impact on our business, operating results and financial condition.

You should also read "Part I, Item 1.- Business - Risk Factors - "Fluctuations in our quarterly and annual results may adversely affect our stock price".

Results of Operations

The table below shows the consolidated statements of operations data as a percentage of net revenues for the periods indicated. The results of operations of Raima Corporation after June 7, 1999 are included in our consolidated statement of operations for the year ended December 31, 1999.

                                              Years Ended December 31,
                                         ---------------------------------
                                            1999       1998       1997
                                         ---------- ---------- -----------
Net revenues:
  Product...............................        54%        63%         70%
  Service...............................        46%        38%         30%
                                         ---------- ---------- -----------
    Total net revenues..................        100%      100%         100%
Cost of revenues:
  Product...............................         6%         9%          8%
  Service...............................         8%         8%         13%
  Amortization of acquired technology...         1%        -          -
                                         ---------- ---------- -----------
    Total cost of revenues..............        15%        17%         21%
                                         ---------- ---------- -----------
      Gross profit......................        85%        83%         79%

Operating expenses:
  Sales and marketing...................        56%        48%         45%
  Engineering and product development...        17%        15%         17%
  General and administrative............        17%        13%         12%
  Amortization of goodwill..............        -          -            -
  Acquisition expense...................        -          -            1%
  Restructuring expense.................        -          -            2%
                                         ---------- ---------- -----------
    Total operating expenses............        90%        76%         77%
                                         ---------- ---------- -----------
      Operating income (loss)...........       (5%)         7%          2%

Other income (expense), net.............       (1%)       (4%)        (3%)
Provision for income taxes..............        -           1%        -
                                         ---------- ---------- -----------
Net income (loss).......................       (6%)         4%        (1%)
                                         ========== ========== ===========

Gross margin on product revenues........        88%        86%         88%
Gross margin on service revenues........        83%        78%         57%
Net revenues

Net product revenues

The following table presents our net product revenues by product line and the approximate percentage of total revenues for the years ended December 31, 1999, 1998, and 1997:

                                   1999              1998              1997
                           ----------------- ----------------- -----------------
                             (in      % of     (in      % of     (in      % of
                           millions) Total   millions) Total   millions) Total

Embedded databases........   $20.5       74%   $23.5       70%   $24.5       60%
Application development
  environment.............     4.9       18%     7.0       21%    10.7       26%
Other tools and
  connectivity software...     2.4        9%     3.0        9%     5.5       14%
                           -------- -------- -------- -------- -------- --------
Total net product revenue.   $27.8      100%   $33.5      100%   $40.7      100%
                           ======== ======== ======== ======== ======== ========

Net product revenues decreased $5.7 million, or 17% from 1998 to 1999, and decreased $7.2 million, or 18% from 1997 to 1998.

The decrease in overall product revenues from 1998 to 1999 is due to decreased revenues from embedded database and application development software. The embedded database software revenue decreased $3.0 million, or 13% from 1998 to 1999, primarily due to decreased sales of SQLBase, an embedded database product primarily utilized in desktop client/server applications, which declined 25% during this period. This decline was partially offset by revenue from the Velocis Database Server and RDM products, also embedded database products, which are primarily utilized in server centric and embedded device applications, respectively.

Application development software decreased $2.1 million, or 30% from 1998 to 1999 due principally to decreases in Centura Team Developer ("CTD") revenue, our flagship application environment. This decrease is due principally to the absence of significantly competitive new version releases of CTD in recent years.

The revenue from other tools and connectivity software decreased $0.6 million from 1998 to 1999 and includes revenue from ancillary products. There is no significant revenue reported from eSNAPP as this was only released in the latter part of the fourth quarter of 1999.

The decrease in product revenue from 1997 to 1998 is due principally to decreases in application development software revenue. Revenue from CTD declined $3.7 million, or 35% from 1997 to 1998. This decrease is again due principally to the absence of significantly competitive new version releases of CTD in recent years.

The revenue from other tools and connectivity software decreased $2.5 million from 1997 to 1998 and includes revenue from ancillary products, not central to our current strategic business direction.

The decline in embedded database revenue from 1997 to 1998 is due entirely to decreases in SQLBase revenue that declined 4% during this period.

We attribute the decrease in SQLBase revenue to a flattening, and in some markets a shrinking, of the market for desktop client/server applications as customers migrate these types of applications to scalable Web-centric environments. We anticipate that this trend will continue. We also anticipate that revenue from Velocis Database Server, together with Information Appliance-oriented product solution sets, which may include our current solution sets of RDM, db.linux and the eSNAPP connectivity architecture, will provide at least a partial offset to declines in SQLBase revenue.

We are developing new releases of CTD that will provide a robust 4GL, object oriented development environment for Web-centric applications development. We believe this product set will be competitive in the e-business, Web-centric application development environment market.

Delays or difficulties associated with new products or product enhancements could have a material adverse effect on our business, operating results and financial condition. You should also read Risk factor - If the computer industry shifts away from Information Appliances and e-business software, demand for our products may decrease, Risk Factor - The Information Appliance and e-business software market is highly competitive and we risk losing our market share to other companies and Risk Factor - The lack of timely market delivery of our products and service or the inability to achieve market acceptance may result in negative publicity and losses.

Net service revenues

The following table presents our service revenues, which primarily comprise fees that entitle our customers to the right to receive product revision upgrades and updates as and when they become available and telephone support and consulting services for the years ended December 31, 1999, 1998 and 1997.

                                 1999      1998      1997
                               --------- --------- ---------
                                        (in millions)
Total net service revenue...      $23.2     $20.0     $17.2
                               ========= ========= =========

Net service revenues in 1999 increased $3.2 million, or 16% compared with 1998 and increased $2.8 million, or 16% in 1998 compared with 1997. The increase in net service revenues reflects our overall focus on customer retention and an increased emphasis on the utilization of consulting services. License maintenance and telephone support contracts are typically paid in advance, and revenue is recognized ratably over the term of the contract.

The following table presents our net revenues split by geographical regions:

                                   1999              1998              1997
                           ----------------- ----------------- -----------------
                             (in      % of     (in      % of     (in      % of
                           millions) Total   millions) Total   millions) Total

North America.............   $22.8       45%   $24.5       46%   $24.5       42%
Europe....................    22.9       45     24.2       45     27.6       48
Rest of World.............     5.3       10      4.8        9      5.8       10
                           -------- -------- -------- -------- -------- --------
Total net revenues........   $51.0      100%   $53.5      100%   $57.9      100%
                           ======== ======== ======== ======== ======== ========

International sales represented 55%, 54% and 58% of our net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. A key component of our strategy is continued expansion into international markets, and we currently anticipate that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. We will need to retain effective distributors, and hire, retain and motivate qualified personnel internationally to maintain and/or expand our international presence. However, we cannot guarantee that we will be able to successfully market, sell, localize and deliver our products in international markets. You should read the information included in Part I, "Risk Factors - The Information Appliance and e-business software market is highly competitive and we risk loosing our market share to other companies" and "If we fail to adequately protect our proprietary technology, we may lose our competitive position" for more information concerning the risks of doing business in international markets.

Cost and expenses

Cost of product revenues

Cost of product revenues includes the cost of production and the amortization of capitalized software. The cost of production includes the cost of subcontracted production and royalties for third party software. The table below presents these costs for the years ended December 31, 1999, 1998 and 1997:

                                 1999      1998      1997
                               --------- --------- ---------
                                        (in millions)
Cost of production............     $2.3      $3.0      $2.1
Amortization of capitalized
  software....................      1.0       1.7       2.7
                               --------- --------- ---------
Total cost of product revenues     $3.3      $4.7      $4.8
                               ========= ========= =========

As a percentage of net product
  revenues....................       12%       14%       12%
                               ========= ========= =========
As a percentage of net product
  revenues, excluding
  amortization of capitalized
  software....................        8%        9%        5%
                               ========= ========= =========

Cost of product revenue as a percentage of net product revenue decreased from 1998 to 1999 due to a decrease in royalties, and write-offs of development licenses in 1999 compare with 1998. The increase in cost of product revenue as a percentage of net product revenue in 1998 compared with 1997 is due primarily to an increase in 1998 of royalties and the write-off of development licenses for product that had been released from development.

We capitalize internal software development costs that are eligible for capitalization, from the time that a project reaches technological feasibility until the time that the products derived from the project are released for sale. Software purchased from third parties and included in our products is also capitalized, if technological feasibility for the project has been reached at the time of purchase. These capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years.

The amortization of capitalized software costs has declined over the last two years. This decline is largely due to the software purchased from third parties and used in earlier versions of our current product lines, becoming fully amortized during 1997 and early 1998.

Cost of net service revenues

Cost of service consists primarily of personnel costs related to product license maintenance, training and technical support. The table below presents these costs for the years ended December 31, 1999, 1998 and 1997:

                                    1999      1998      1997
                                  --------- --------- ---------
                                           (in millions)
Total cost of service revenues...     $3.9      $4.4      $7.4
                                  ========= ========= =========
As a percentage of net
  service revenues...............       17%       22%       43%
                                  ========= ========= =========

The decrease in the actual cost of service revenue as well as a decrease in the percentage of the cost of service revenues to service revenues is primarily due to a decrease in headcount in each of the respective years.

In August 1997, we completed an operational restructuring which included outsourcing certain support functions. The outsourcing activities enabled a lower infrastructural cost of service while maintaining adequate levels of support. In 1999, following a further review of the support functions, we were able to bring the functions previously outsourced back in-house with a reduced staff. We still lowered the cost of service but maintained the same or improved levels of support to our customers.

Amortization of acquired products

The 1999 amortization expense associated with acquired technology of Raima Corporation was $0.3 million. In 1999, as part of the merger with Raima Corporation we capitalized $2.7 million of acquired technology. This intangible asset is being amortized over its estimated period of benefit of 5 years. See note 2 of notes to consolidated financial statements for further information regarding the acquisition of Raima Corporation in 1999.

Sales and Marketing expenses

Sales and marketing expenses consist principally of salaries, sales commissions and costs of advertising and marketing campaigns. The table below presents these costs for the years ended December 31, 1999, 1998 and 1997.

                                      1999      1998      1997
                                    --------- --------- ---------
                                             (in millions)
Total sales and marketing expenses.    $28.4     $25.8      $26.2
                                    ========= ========= =========
As a percentage of total net
  revenues.........................       56%       48%       45%
                                    ========= ========= =========

Sales and marketing expenses in 1999 increased $2.6 million, or 10% compared with 1998 and decreased $0.4 million, or 2% in 1998 compared with 1997.

The increase in the 1999 sales and marketing expense is primarily due to increased staffing as a result of the acquisition of Raima and one-time severance costs of $0.5 million, associated with a reorganization of the European sales and marketing organization in the third quarter of 1999.

The decrease in sales and marketing expenses in 1998 compared with 1997 was primarily due to reductions in staffing, including the elimination of portions of the field sales organization which focussed on the Foresite product which we discontinued in the fourth quarter of 1997.

Engineering and product development

The table below presents engineering and product development expenses, capitalized internal software development costs, and net engineering and product development expenses in dollar amounts and as a percentage of net revenues for the years ended December 31, 1999, 1998 and 1997:

                                      1999      1998      1997
                                    --------- --------- ---------
                                             (in millions)
Gross engineering and product
  development expenses.............     $9.2      $8.6     $10.7
Capitalized software development
   costs...........................     (0.5)     (0.7)     (1.0)
                                    --------- --------- ---------
Net engineering and product
  development expenses..............    $8.7      $7.9      $9.7
                                    ========= ========= =========

As a percentage of net revenues:
  Gross engineering and product
    development expenses............      18%       16%       19%
  Net engineering and product
    development expenses............      17%       15%       17%
Net engineering and product development expenses in 1999 increased $0.8 million, or 10% compared with 1998 and decreased $1.8 million, or 18% in 1998 compared with 1997.

The increase in gross expenses in 1999 compared with 1998 is principally due to increases in personnel as we expanded our efforts to leverage core technologies into next generation products, and to increased personnel-related costs as a result of the additional workforce of Raima acquired in 1999.

The decrease in 1998 of gross engineering expenses compared with 1997 reflects a reduction in staffing and associated engineering costs as we reduced our emphasis on engineering work for the application development environment software, at that time.

We believe that the development of new products and the enhancement of existing products, are essential to our continued success, and we intend to devote substantial resources to new product development. To the extent that net revenues do not grow at the same rate, such increases could have a material adverse effect on the Company's business, results of operations and financial condition.

General and administrative expenses

General and administrative expenses consist primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. The table below presents these costs for the years ended December 31, 1999, 1998 and 1997:

                                      1999      1998      1997
                                    --------- --------- ---------
                                             (in millions)
Total general and administrative
  expenses.........................     $8.5      $6.9      $7.0
                                    ========= ========= =========
As a percentage of total net
  revenues........................        17%       13%       12%
                                    ========= ========= =========

General and administrative expenses in 1999 increased by $1.6 million, or 23% compared with 1998 and decreased $0.1 million, or 2% in 1998 compared with 1997.

The increase in 1999 compared with 1998 is primarily due to increased personnel related costs following the acquisition of Raima and charges associated with fully staffing the European finance and legal departments.

The decrease in 1998 compared with 1997 is due primarily to staffing reductions in the first half of 1998. In addition, during the third quarter of 1998, we began to sublease a portion of our office space, which resulted in a reduction of net rental expense in 1998.

Amortization of goodwill and workforce intangible

The 1999 amortization expense associated with goodwill of Raima Corporation was $0.5 million. In 1999, as part of the merger with Raima Corporation we capitalized $3.0 million of goodwill, that is being amortized over its period of benefit of 5 years, and $0.7 million of workforce intangible that is being amortized over its period of benefit of 3 years. You should also read note 2 of notes to consolidated financial statements for more details on the 1999 acquisition of Raima Corporation.

Acquisition expense

On January 6, 1997, in an effort to expand our product offerings into areas that compliment our core products, technology and Internet applications, we entered into a definitive agreement to acquire InfoSpinner, Inc. of Richardson, Texas. This agreement was not approved by a majority of our stockholders, so the proposed merger was unable to proceed. Costs incurred through the date of the stockholder vote were immediately expensed.

Restructuring expenses

In 1997 we incurred $1.5 million of charges related to our restructuring efforts following the termination of our non-exclusive distribution agreement with Infospinner. These charges included the write-off of prepaid distribution royalties in connection with this terminated agreement and severance costs. Offsetting these charges was a $0.5 million reversal of existing restructuring reserves, originally recorded in 1995. There can be no assurance that we will not believe it appropriate to undertake other major restructuring efforts in the future or to what degree any of these efforts will result in improved operational performance, if at all.

Other income (expense), Net

Other income (expense), net is comprised of interest income, interest expense, valuation of warrants, and gains or losses on foreign currency transactions, which are presented in the table below for the years ended December 31, 1999, 1998 and 1997:

                                      1999      1998      1997
                                    --------- --------- ---------
                                             (in millions)
Net interest expense...............    ($0.1)    ($0.2)    ($0.8)
Imputed value of warrants issued...        -      (1.0)        -
Foreign exchange loss..............     (0.5)     (0.3)     (1.0)
                                    --------- --------- ---------
Total other expense................    ($0.6)    ($1.5)    ($1.8)
                                    ========= ========= =========

Our gains or losses from foreign currency transactions have fluctuated from period to period, primarily as a result of fluctuating values of the U.S. dollar and instability in European and Latin American currency markets. Our foreign currency loss of for both 1999 and 1998 was principally due to the decline in the value of certain European currencies.

The costs of currency hedging are reflected in the reported gains and losses of foreign currency transactions. We anticipate that we will continue to hedge foreign currency denominated assets and liabilities in 2000. Nonetheless, a decrease in the value of foreign currencies relative to the value of the U.S. dollar could result in losses from foreign currency transactions.

Sales of our products are denominated both in local currencies of the respective geographic region and in U.S. dollars, depending upon the economic stability of that region and locally accepted business practices. Any increase in the value of the U.S. dollar relative to local currencies in these markets may negatively impact revenues, results of operations and financial condition. This impact is two-fold:

  It may adversely impact our ability to contract for sales in U.S. dollars because our products and services may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

  The U.S. dollar value of a sale denominated in a region's local currency decreases in proportion to relative increases in the value of the U.S. dollar.

The 1998 non-cash charge of $1.0 million is associated with the issuance of warrants. The warrants were valued by an independent appraiser, using a modified Black-Scholes option pricing model. You should read note 10 of notes to the consolidated financial statements for more information on the issuance and valuation of these warrants.

Provision for income taxes

The provision for income taxes was $0.1 million in 1999, $0.3 million in 1998 and $0.1 million in 1997. The provision for income taxes relates primarily to foreign withholding taxes.

As of December 31, 1999 we had net operating loss carryforwards of approximately $74.8 million available to offset future federal taxable income which expire through 2019 and $20.3 million available to offset future state taxes, which expire through 2004. Due to cumulative ownership changes at December 31, 1999 our net operating loss carryforwards will be limited to approximately $11.4 million annually to offset future taxable income. At December 31, 1999 and 1998 a valuation allowance has been recorded for the net deferred tax asset balance due to the existence of uncertainty of our ability to realize the deferred tax asset.

Liquidity and capital resources:

Cash Flows

                                         1999      1998      1997
                                       --------- --------- ---------
                                                (in millions)
Cash and cash equivalents at beginning
of period.............................     $6.4      $4.0      $6.7
Net cash (used in) provided by:
  Operating activities................      0.5       1.2      (3.3)
  Investing activities................     (1.5)     (1.9)     (1.6)
  Financing activities................     15.2       3.1       2.2
                                       --------- --------- ---------
Cash and cash equivalents at end
of period.............................    $20.6      $6.4      $4.0
                                       ========= ========= =========

Net cash from operating activities decreased $0.9 million in 1999 compared with 1998. This decrease is primarily due to operating losses incurred in 1999, offset by a smaller reduction in accounts payable and a smaller increase in accounts receivable as compared with 1998.

Net cash from operating activities increased $4.6 million in 1998 compared with 1997. This increase is principally due to improved operating results.

Net cash used in investing activities decreased by $0.4 million in 1999 compared with 1998. This is primarily attributed to lower levels of property and equipment purchases in 1999 compared with 1998.

Net cash used in investing activities in 1998 increased by $0.3 million compared with 1997. Although property and equipment purchases were lower in 1998 than in 1997, maturities of investments in 1997 were higher than in 1998, which more than offset the relative higher levels of property and equipment purchases in that year compared with 1998.

Net cash provided by financing activities increased $12.2 million in 1999 compared with 1998. This is principally due to increased proceeds from the issuance of common stock and net proceeds from the issuance of mandatorily redeemable convertible preferred stock.

Net cash provided by financing activities increased $0.8 million in 1998 compared with 1997 principally due to increased proceeds from the issuance of common stock.

We believe that expected cash flows from operations and existing cash balances, will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next 12 months. We may, however, choose to raise cash for operational or other needs sometime in the future. If we need further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to our shareholders.

Working Capital

                                         1999      1998
                                       --------- ---------
                                           (in millions)
Working capital including impact of
  deferred revenue....................    $14.0      $1.0
                                       ========= =========
Working capital excluding impact of
  deferred revenue....................    $27.9     $14.3
                                       ========= =========

Working capital, defined as current assets less current liabilities increased $13.0 million from December 31, 1998, primarily resulting from an increase in cash proceeds from the issuance of preferred and common stock.

Excluding the impact of deferred product and support revenue of $13.9 million at December 31, 1999, our working capital position increased by $13.6 million. This deferred product and support revenue of $13.9 reflects a delay in recognition of revenue in accordance with contractual agreements and requires minimal future monetary resources of Centura.

Our capital requirements may be affected by acquisitions of businesses, products and technologies that are complementary to our business strategy, which we consider from time to time. We regularly evaluate such opportunities. Any such transaction, if consummated, may reduce our working capital or require the issuance of our common stock.

At December 31, 1999 we had approximately $5.4 million in unsecured foreign currency contracts, denominated primarily in various European currencies, as part of a program to hedge the financial exposure arising from foreign denominated monetary assets and liabilities.

Equity Transactions and Debt Financing

In December 1999, we completed a private placement of 12,500 shares of our cumulative convertible series A preferred stock resulting in net proceeds of $11.2 million, after deducting associated expenses, including the imputed value of warrants issued to our placement agent. You should also read note 7 of notes to the consolidated financial statements for more information on this private placement.

In June 1999, we acquired Raima Corporation, a vendor of cross-platform embedded databases and data management tools. We acquired Raima for $7.6 million consisting of 5.8 million shares of our stock valued at $6.0 million, $0.3 million of cash payable to former Raima shareholders as certain financial conditions were met at the time of acquisition, and acquisition costs of $1.3 million. You should also read note 2 of notes to the consolidated financial statements for more information on this acquisition.

In February 1998, Computer Associates, Inc., and Newport Acquisition Company, LLP entered into a Note Purchase and Sale Agreement (which we agreed to). Centura and Newport Acquisition Company then entered into a Note Conversion Agreement whereby a promissory note, plus accrued interest, in the amount of $12,251,000, payable to Computer Associates was acquired by Newport Acquisition Company, and immediately converted into 11,415,094 shares of Centura common stock.

In January 1998, we entered into a $5.0 million asset based loan facility with Coast Business Credit. This loan facility allows us to borrow up to $5.0 million, collateralized by our accounts receivable, combined with a $0.5 million capital equipment facility. Under the terms of the agreement the loan balance is restricted to a percentage of eligible accounts receivable as discussed in Item 8 - Financial Statements and Supplementary Data - note 4 - Short-term borrowings. The facility bears interest at a rate of 2.25% above the Bank of America Reference Rate, and provided for the ability to reduce interest costs based on the achievement of certain financial covenants. The facility matured in January 2000 and we had the option to extend the agreement for one year at our discretion.

At December 31, 1999, we had drawn $3.3 million on the loan facility and were paying an interest rate of 2.25% above the Bank of America Reference Rate or 10.75%.

In February 2000, we declined the option to extend the original agreement for an additional year and instead renegotiated the terms of the $5.0 million asset based loan facility with Coast Business Credit. Under this amended agreement, we continue to borrow up to $5.0 million, collateralized by our accounts receivable, combined with a $0.5 million capital equipment facility. The loan balance is now limited to the lower of $5.0 million, or 85% of our eligible receivables derived from customers located in the United States and the United Kingdom, plus 25% of our eligible receivables derived from approved customers located outside the United States and the United Kingdom. The interest rate is reduced to 2.0% above the Bank of America Reference Rate, with provisions for a reduced interest rate if we achieve certain financial covenants. This agreement matures at the end of January 2002, at which time we have the option to renew the agreement for an additional one-year term. If we choose to terminate this agreement prior to January 2002, we will incur an early termination fee of $50,000.

Year 2000 Issue

To date, our customers have not reported any problems with our software products as a result of the commencement of the year 2000 and we have not experienced any impairment in our internal operations with the year 2000 issue. Nevertheless, computer experts have warned that there may still be residual consequences stemming from the change in centuries and, if these consequences become widespread, they could result in claims against us, a decrease in sales of our products and services, increased operating expenses and other business interruptions

Inflation

We believes that inflation has not had a material impact on our operating results and do not expect inflation to have a material impact on our operating results in 2000.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The staff accounting bulletin is effective no later than the second quarter of our fiscal year 2000. We are currently reviewing the effect SAB 101 will have on our consolidated results of operations, financial position and cash flows.

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In July 1999, the FASB issued SFAS No. 137 that deferred the effective date of adoption of FAS 133 for one more year. We will adopt FAS 133 no later than the third quarter of fiscal year 2000. We are currently reviewing the effect of FAS 133 on our consolidated results of operations, financial position or cash flows.

Factors That May Affect Future Results

We have experienced in the past, and expect in the future to continue to experience, significant fluctuations in quarterly operating results. We have at times recognized a substantial portion of our net revenues in the last month or last few weeks of a quarter. We generally ship products as orders are received and, therefore, have little or no backlog. As a result, quarterly sales and operating results generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and ability to fulfill orders received within the quarter.

Operating results also may fluctuate due to the following factors:

  demand for our products;

  introduction, localization or enhancement of our products and our competitors' products;

  market acceptance of new products;

  reviews in the industry press concerning the our products or our competitors;

  changes or anticipated changes in our pricing our competitors' pricing;

  mix of distribution channels through which products are sold;

  mix of products sold;

  general economic conditions.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

In addition, because our staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders and ability to achieve anticipated revenue levels can cause significant variations in operating results from quarter to quarter. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of our products in relation to our expectations could have an immediate adverse impact on our business, operating results and financial condition. In addition, we currently intend to increase our operating expenses to fund greater levels of sales and marketing operations and expand distribution channels. To the extent that such expenses proceed or are not subsequently followed by increased net revenues, our business, operating results and financial condition could be materially and adversely affected.

In the future, we may make acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. There can be no assurance that we will be able to effectively complete or integrate acquisitions, and failure to do so could have a material adverse effect on our operating results. At this time, we have no understanding or agreement with any other entity regarding any potential acquisition or combination, the consummation of which is probable.

In addition, our quarterly operating results will depend on a number of other factors that are difficult to forecast, including factors listed in "Item 1. Business, - Risk Factors - Fluctuations in our quarterly and annual results may adversely affect our stock price".

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition.

We manage our exposure to foreign currency exchange risk using derivative financial instruments (forward contracts) as a risk management tool and not for speculative or trading purposes.

We use these foreign exchange contracts to reduce significant exposure to the risk that the eventual net cash flows resulting largely from the sale of products and services to non-U.S. customers will be adversely affected by changes in exchange rates. These instruments allow us to reduce our overall exposure to exchange rates as the gains and losses on the contracts offset the losses and gains on the assets, liabilities and assets being hedged.

Annual gains and losses in the future may differ materially from this analysis, however, based on the changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

At December 31, 1999, we have a total of $5.4 million in 30 day forward contracts. The US dollar equivalent at December 31, 1999 for each of the currencies held comprises; German Deutsche Marks ($1.5 million), British Pounds Sterling ($2.4 million), Netherland Guilders ($ 0.6 million), Italian Lire ($0.3 million) and Australian Dollar ($0.6 million). The carrying value of these financial instruments approximates their respective fair values.

While we hedge certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may adversely impact our ability to contract for sales in U.S. dollars. Our products and services may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

Our international business is also subject to risks customarily encountered in foreign operations, including changes in specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

We are subject to interest rate risk on our investment portfolio, however our portfolio consists of only cash and cash equivalents at December 31, 1999, and thus our interest rate risk is immaterial.

We are further subject to interest rate risk on our asset based loan facility, however we believe that the adverse movements of interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Centura Software Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Centura Software Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 8, 2000

CENTURA SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

                                                              December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents............................    $20,614      $6,414
  Accounts receivable, less allowances of $1,209
    and $1,321.........................................     14,394      12,988
  Other current assets.................................      4,970       3,627
                                                         ----------  ----------
    Total current assets...............................     39,978      23,029
Property and equipment, net............................      3,541       2,888
Capitalized software, net..............................      1,035       1,542
Goodwill, net..........................................      2,694         -
Other intangible assets, net...........................      3,686         770
Other assets...........................................        546       1,143
                                                         ----------  ----------
                                                           $51,480     $29,372
                                                         ==========  ==========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
             STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations.............       $430      $  -
  Accounts payable.....................................      2,782       2,798
  Accrued compensation and related expenses............      1,759       1,567
  Short-term borrowings................................      3,302       2,663
  Other accrued liabilities............................      3,738       1,744
  Deferred revenue.....................................     13,923      13,274
                                                         ----------  ----------
    Total current liabilities..........................     25,934      22,046
Other long-term liabilities............................        501          53
                                                         ----------  ----------
    Total liabilities..................................     26,435      22,099
                                                         ----------  ----------

Commitments (note 8)
Mandatorily redeemable convertible preferred stock.....     10,360         -
                                                         ----------  ----------
Stockholders' equity:
  Preferred stock, no par value; 2,000 shares
    authorized; none issued and outstanding............        -           -
  Common stock, par value $0.01 per share; 60,000
    shares authorized; 37,535 shares and 29,598
    shares issued and outstanding .....................        375         296
  Additional paid-in capital...........................     95,978      85,394
  Accumulated other comprehensive loss.................       (452)       (426)
  Accumulated deficit..................................    (81,216)    (77,991)
                                                         ----------  ----------
    Total stockholders' equity.........................     14,685       7,273
                                                         ----------  ----------
                                                           $51,480     $29,372
                                                         ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

                                              Years Ended December 31,
                                         ---------------------------------
                                            1999       1998       1997
                                         ---------- ---------- -----------
Net revenues:
  Product...............................   $27,769    $33,453     $40,714
  Service...............................    23,261     20,044      17,232
                                         ---------- ---------- -----------
    Total net revenues..................    51,030     53,497      57,946
                                         ---------- ---------- -----------
Cost of revenues:
  Product...............................     3,251      4,652       4,779
  Service...............................     3,871      4,382       7,439
  Amortization of acquired technology...       312         -          -
                                         ---------- ---------- -----------
    Total cost of revenues..............     7,434      9,034      12,218
                                         ---------- ---------- -----------
      Gross profit......................    43,596     44,463      45,728
                                         ---------- ---------- -----------
Operating expenses:
  Sales and marketing...................    28,395     25,776      26,224
  Engineering and product development...     8,730      7,938       9,724
  General and administrative............     8,477      6,854       6,990
  Amortization of goodwill and
  workforce intangible..................       469         -          -
  Acquisition expense...................        -          -          530
  Restructuring expense.................        -          -        1,030
                                         ---------- ---------- -----------
    Total operating expenses............    46,071     40,568      44,498
                                         ---------- ---------- -----------
      Operating income (loss)...........    (2,475)     3,895       1,230
Other income (expense):
  Interest income.......................       265        338         234
  Interest expense......................      (376)      (505)     (1,039)
  Imputed value of warrants issued......        -        (990)        -
  Foreign currency loss.................      (505)      (350)     (1,012)
                                         ---------- ---------- -----------
Income (loss) before income taxes.......    (3,091)     2,388        (587)
Provision for income taxes..............       134        273          62
                                         ---------- ---------- -----------
Net income (loss).......................   ($3,225)    $2,115       ($649)
                                         ========== ========== ===========
Basic net income (loss) per share.......    ($0.10)     $0.08      ($0.04)
                                         ========== ========== ===========
Basic weighted average common shares....    33,066     27,390      15,439
                                         ========== ========== ===========
Diluted net income (loss) per share.....    ($0.10)     $0.08      ($0.04)
                                         ========== ========== ===========
Diluted weighted average common shares..    33,066     27,776      15,439
                                         ========== ========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share data)

                                                                             Accumulated
                                              Common Stock       Additional     Other                      Total
                                          ---------------------   Paid in    Comprehensive Accumulated Stockholders'  Comprehensive
                                            Shares     Amount     Capital        Loss      Deficit    Equity (Deficit)Income (Loss)
                                          ---------- ---------- ------------ ------------ ----------- --------------- ------------
Balances at December 31, 1996.............   13,728       $137      $62,910        ($513)   ($79,457)       ($16,923)      $   -

  Issuance of common stock under
    stock option plans....................      472          5          669           -            -             674           -
  Issuance of common stock under
    employee stock purchase plan..........      132          1          278           -            -             279           -
  Issuance of common stock for
    settlement of litigation accrual......    1,452         15        6,518           -            -           6,533           -
  Issuance of stock warrants..............        -          -          103           -            -             103           -
  Cumulative translation adjustment.......        -          -           -            29           -              29           29
  Net loss................................        -          -           -            -         (649)           (649)        (649)
                                          ---------- ---------- ------------ ------------ ----------- --------------- ------------
Balances at December 31, 1997.............   15,784        158       70,478         (484)    (80,106)         (9,954)       ($620)
                                                                                                                      ============
  Issuance of common stock under
    stock option plans....................       69          1          102           -            -             103           -
  Issuance of common stock for
    conversion of note payable, net.......   11,415        114       11,949           -            -          12,063           -
  Issuance of common stock for
    private placement, net................    2,330         23        1,875           -            -           1,898           -
  Issuance of stock warrants..............        -          -          990           -            -             990           -
  Cumulative translation adjustment.......        -          -           -            58           -              58           58
  Net income..............................        -          -           -            -        2,115           2,115        2,115
                                          ---------- ---------- ------------ ------------ ----------- --------------- ------------
Balances at December 31, 1998.............   29,598        296       85,394         (426)    (77,991)          7,273        2,173
                                                                                                                      ============
  Issuance of common stock under
    stock option plans....................    1,017         10        1,604           -            -           1,614           -
  Issuance of common stock pursuant
    to the exercise of stock warrants.....    1,096         11        1,614           -            -           1,625           -
  Issuance of common stock in connection
    with acquisition......................    5,800         58        5,922           -            -           5,980           -
  Issuance of common stock for services
    related to acquisition................       24          -           25           -            -              25           -
  Issuance of stock warrants and
    preferred stock call option...........        -          -        1,355           -            -           1,355           -
  Issuance of stock options for services..        -          -           64           -            -              64           -
  Cumulative translation adjustment.......        -          -           -           (26)          -             (26)         (26)
  Net loss................................        -          -           -            -       (3,225)         (3,225)      (3,225)
                                          ---------- ---------- ------------ ------------ ----------- --------------- ------------
Balances at December 31, 1999.............   37,535       $375      $95,978        ($452)   ($81,216)        $14,685      ($3,251)
                                          ========== ========== ============ ============ =========== =============== ============

The accompanying notes are an integral part of these consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                       Years Ended December 31,
                                                   -----------------------------
                                                     1999      1998      1997
                                                   --------- --------- ---------
Cash flows from operating activities:
  Net income (loss)...............................  ($3,225)   $2,115     ($649)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization.................    3,860     3,680     5,390
    Loss on disposal of fixed assets..............       47       236        -
    Issuance of stock warrants....................       -        990       103
    Issuance of stock options for services........       64        -         -
    Provision for (reduction in) doubtful
     accounts, sales returns and allowances.......      180      (209)      187
    Non-cash restructuring charges................       -         -        166
    Changes in assets and liabilities, net of
      acquisition:
      Accounts receivable.........................      202    (1,035)    1,643
      Other current assets........................      669      (279)     (472)
      Other assets................................      (15)      802       (12)
      Accounts payable and accrued liabilities....     (146)   (3,730)   (2,407)
      Deferred revenue............................   (1,145)   (1,344)   (7,273)
                                                   --------- --------- ---------
        Net cash provided by (used in)operating
          activities..............................      491     1,226    (3,324)
                                                   --------- --------- ---------
Cash flows from investing activities:
  Net cash acquired from acquisition..............        8        -         -
  Maturities of investments.......................       60       375     2,065
  Purchases of investments........................       -       (114)       -
  Acquisitions of property and equipment..........     (946)   (1,415)   (2,253)
  Capitalization of software costs................     (518)     (664)   (1,018)
  Capitalization of other intangibles.............      (57)     (109)     (360)
                                                   --------- --------- ---------
        Net cash provided by (used in)investing
          activities..............................   (1,453)   (1,927)   (1,566)
                                                   --------- --------- ---------
Cash flows from financing activities:
  Repayment of note payable.......................       -         -       (368)
  Proceeds from short-term borrowings, net........      639     1,082     1,581
  Repayment of capital lease obligation...........     (405)       -         -
  Proceeds from issuance of common stock, net.....    3,239     2,001       953
  Proceeds from issuance of manditorily
    redeemable convertible preferred stock
    and detachable instruments, net...............   11,715        -         -
                                                   --------- --------- ---------
        Net cash provided by financing activities.   15,188     3,083     2,166
                                                   --------- --------- ---------
Effect of exchange rate changes on cash and
  cash equivalents................................      (26)       58        29
                                                   --------- --------- ---------
Net increase (decrease) in cash and cash
  equivalents.....................................   14,200     2,440    (2,695)
Cash and cash equivalents at beginning of period..    6,414     3,974     6,669
                                                   --------- --------- ---------
Cash and cash equivalents at end of period........  $20,614    $6,414    $3,974
                                                   ========= ========= =========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes......................      $47       $18       $60
                                                   ========= ========= =========

  Cash paid for interest..........................     $347      $344      $204
                                                   ========= ========= =========
Non cash transactions:
  Equipment acquired through capital lease........   $1,300     $  -      $  -
                                                   ========= ========= =========
  Issuance of common stock for conversion of
    note payable..................................    $  -    $12,063     $  -
                                                   ========= ========= =========
  Issuance of common stock in settlement of
    litigation accrual............................    $  -      $  -     $6,533
                                                   ========= ========= =========
  Issuance of common stock in connection
    with acquisition..............................   $5,980     $  -      $  -
                                                   ========= ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

CENTURA SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of operations and summary of significant accounting policies:

Nature of operations

We develop, market and support software products, including embedded databases and application development environments. We offer products through a combination of direct sales and sales channels, which consist of system integrators, independent software vendors and distributors. We derive the majority of our product revenues from our embedded database products. Our customers are located primarily in North America and Europe.

Summary of significant accounting policies:

Basis of consolidations

The consolidated financial statements include the financial statements of the parent company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In May 1999, we reincorporated the company in the State of Delaware, as authorized by our stockholders. We are authorized to issue 60,000,000 shares of $0.01 par value common stock and 2,000,000 shares of preferred stock at no par value. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions. Share and per share information for each of the three years in the period ended December 31, 1999 has been retroactively adjusted to reflect the reincorporation.

Use of estimates

In order to prepare these financial statements under the guidelines of generally accepted accounting principles, we are required to make estimates and assumptions that affect:

  the reported amounts of assets and liabilities;

  disclosure of contingent assets and liabilities at the date of the financial statements;

  revenues and expenses during the period reported.

Actual results could differ materially from estimates. Estimates are used in accounting for allowance for uncollectable receivables, sales returns, depreciation and amortization, taxes, restructuring accruals and contingencies.

Foreign currency translation

Operations outside the United States prepare financial statements in their local currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss in stockholders' equity. Gains and losses from foreign currency-denominated transactions recorded as part of our U.S. operations are included in other income (expense) and are not significant.

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

We use foreign currency exchange contracts to manage and reduce our foreign currency exchange risk by generating cash flows which offset the cash flows of certain transactions in foreign currencies. Our financial instruments are not entered into for the purposes of trading or speculation. We generally do not require collateral to support our financial instruments. At December 31, 1999, we had $5.4 million in forward contracts denominated in four European currencies; German Deutsche Marks, British Pounds Sterling, Netherland Guilders, and Italian Lire, as well as the Australian Dollar. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward exchange contracts designated to offset certain non-U.S. dollar denominated assets are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposure.

Concentration of credit risk

We are potentially subject to concentration of credit risk as we hold financial instruments such as cash, cash equivalents, consisting of demand accounts and money market accounts and accounts receivable. Concentrations of credit risk with respect to trade receivables are limited as we have a large number of customers that are spread across many industries and locations. We generally do not require collateral for our receivables and we maintain allowances for potential credit losses, which to date have been within management's estimates.

Our forward foreign exchange contracts contain market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions and assets. The credit risk is that our banking counterparties may be unable to meet the terms of the agreements. The potential risk of loss with any one party resulting from this type of credit risk is monitored. We do not expect any loss as a result of default by other parties. However, there can be no assurances that we will be able to mitigate market and credit risks as described above.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of three years for computer equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the life of the lease or the estimated useful life of five years, whichever is shorter.

For the year ended December 31, 1999 depreciation expense recorded was $2.0 million, for the year ended December 31, 1998 depreciation expense recorded was $1.7 million and for the year ended December 31, 1997 depreciation expense recorded was $2.4 million.

Goodwill and purchased intangible assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in our business combination accounted for as a purchase. We amortize goodwill on a straight-line basis over the period of future benefit of five years. The value attributed to acquired products and workforce from the business combination is being amortized on a straight line basis over the periods of future benefit of five years for acquired products and three years for the workforce.

Impairment of long-lived assets

We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event the net book value of the long-lived asset exceeds the future undiscounted cash flows attributable to the assets, we recognize a loss.

Capitalized software development costs

Engineering and product development costs are charged to expense as incurred. The costs incurred for development of computer software that will be sold, leased or otherwise marketed, however, are capitalized after the point in time that technological feasibility has been established. Costs that are capitalized include direct labor and related overhead.

Software development costs capitalized were $518,000 for the year ended December 31, 1999, $664,000 for the year ended December 31, 1998 and $1,018,000 for the year ended December 31, 1997.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product- by-product basis using a straight-line method over the greater of the ratio of current revenues to total projected revenues or the remaining estimated economic life of the product, not exceeding three years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Amortization and adjustments are included in cost of product revenues and amounted to $1,025,000 for the year ended December 31, 1999, $1,695,000 for the year ended December 31, 1998 and $2,671,000, for the year ended December 31, 1997.

Revenue recognition

Our revenue is derived from primarily two sources, across many industries: (1) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises, and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by Original Equipment Manufacturer, or OEMs; and (2) service and support revenue, derived primarily from providing software updates, support, training, and consulting services to end users.

We adopted the provisions of Statement of Position, or SOP 97-2, "Software Revenue Recognition" as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective January 1, 1998. We also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions", in the first quarter of 1999. Prior to 1998, we recognized revenue under SOP 91-1, "Software Revenue Recognition". Under SOP 97-2 and SOP 98-9, we recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Estimated product returns are recorded upon recognition of revenue from customers having rights of return and are based on our historical experience with these customers. In 1997, our revenue recognition policy for licensing fees was the same as set forth above.

For contracts with multiple obligations (e.g. deliverable products, maintenance and other services), we allocate revenue to the undelivered components of the contract based on objective evidence of its fair value, which is specific to us, or for products not yet being sold separately, the price established by management. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. We recognize revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, or derived from the separate sales of these services, we recognize revenue as the related services are performed. When services are deemed essential to acceptance of the software being delivered, we defer revenue and recognize it over the period of the engagement on a percentage-of-completion basis, primarily based on labor hours incurred. In 1997, our revenue recognition policy for training, consulting and support services was the same as set forth above.

We recognize product revenue from royalty payments from OEMs as product is sold and reported to us.

Net Income (loss) per common share

Basic net income (loss) per common share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional common stock equivalents that would have been outstanding if potentially dilutive securities or common stock equivalents were converted into shares of common stock. Common stock equivalents consist of mandatorily redeemable convertible preferred stock, stock options and warrants. Common stock equivalents are excluded from the calculation if their effect is antidilutive.

The following table reconciles the number of shares used in the net income (loss) per share calculations:

                                              Years Ended December 31,
                                         ---------------------------------
                                            1999       1998       1997
                                         ---------- ---------- -----------
                                         (in thousands, except per share data)

Net income (loss).......................   ($3,225)    $2,115       ($649)
                                         ========== ========== ===========
Shares calculation:
 Weighted average basic shares
   outstanding...........................   33,066     27,390      15,439
 Effect of dilutive securities...........        -        386          -
                                         ---------- ---------- -----------
Total shares used to compute diluted
  net income (loss) per share............   33,066     27,776      15,439
                                         ========== ========== ===========

Net income (loss) per basic share........   ($0.10)     $0.08      ($0.04)
                                         ========== ========== ===========

Net income (loss) per diluted share......   ($0.10)     $0.08      ($0.04)
                                         ========== ========== ===========
Antidilutive common stock equivalents
  at period end:
    Warrants.............................    1,860      2,686         100
    Options..............................    7,895      5,730       3,955
    Mandatorily redeemable convertible
     preferred stock.....................    2,299          -          -
                                         ---------- ---------- -----------
                                            12,054      8,416       4,055
                                         ========== ========== ===========

In periods were we have reported a loss or in cases where stock options, warrants and mandatorily redeemable convertible preferred stock have an exercise price greater than the average market price of the common shares for the period, they are excluded from the earnings per share calculation as they are antidilutive.

Stock-based compensation

We account for employee stock options in accordance with Accounting Principles Board, APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB 25 we do not recognize any compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of the grant.

We also comply with the disclosure provisions of Statement of Financial Accounting Standards, or FAS No.123, "Accounting for Stock- Based Compensation" which allows us to continue to apply APB 25 as long as certain pro forma disclosures are made that assume application of the fair value method under FAS 123. You should read note 9 for the pro forma disclosures required by FAS 123 and additional information on our stock option plans.

We account for stock issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issues Task Force, or EITF 96-18, "Accounting for Equity Instruments That Are Issued for Acquiring, or in Conjunction With Selling, Goods or Services".

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating the advertising in the period in which the advertising space is used. Advertising expenses totaled $1.4 million for year ended December 31, 1999, $2.1 million for the year ended December 31, 1998 and $2.2 million for the year ended December 31, 1997.

Comprehensive income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive earnings such as our foreign currency translation gain (loss). The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-United States subsidiaries.

Recent accounting pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The staff accounting bulletin is effective no later than the second quarter of our fiscal year 2000. We are currently reviewing the effect SAB 101 will have on our consolidated results of operations, financial position and cash flows.

In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In July 1999, the FASB issued FAS No. 137 that deferred the effective date of adoption of FAS 133 for one more year. We will adopt FAS 133 no later than the third quarter of fiscal year 2000. We are currently reviewing the effect of FAS 133 on our consolidated results of operations, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Note 2. Acquisition:

On June 7, 1999 we acquired Raima Corporation. We issued 5.8 million shares of Centura common stock in exchange for all the outstanding shares and stock options, all of which were vested, of Raima Corporation. Each of these Raima shares was converted to 0.768 shares of Centura common stock. This acquisition was accounted for using the purchase method of accounting. As such, results of operations have been included in the consolidated financial statements since the date of the acquisition.

The total purchase price of $7.6 million is allocated to assets acquired, including tangible and intangible assets and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The estimate of fair value of the net assets acquired is based on an independent appraisal and management estimates. The purchase consideration included 5.8 million shares valued at approximately $6.0 million, using the average stock price of our stock two days prior, the day of and two days after the consummation date, $0.3 million of cash payable to former Raima shareholders as certain financial conditions were met at the time of the acquisition and acquisition costs, including financial advisory and legal fees and other direct transaction costs, of $1.3 million.

The total purchase price is allocated as follows:

                                                   Amortiza-
                                           Fair      tion
                                           value    period
                                         --------- ---------
                                            (in
                                         millions)   (years)
Net assets..............................     $1.2       n/a
Acquired products.......................      2.7         5
Acquired workforce......................      0.7         3
Goodwill................................      3.0         5
                                         ---------
Total purchase price....................     $7.6
                                         =========

The following table shows unaudited pro forma information as if Centura and Raima had been combined as of the beginning of the periods presented. This unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had we been a combined company with Raima for the entire specified periods. The unaudited pro forma results include the effects of the amortization of the intangible assets stemming from the purchase price allocation.

                                              Year Ended December 31,
                                              ---------------------
                                                 1999       1998
                                              ---------- ----------
                                              (in thousands, except
                                                 per share data)

Net revenue..................................   $55,855    $62,081
                                              ========== ==========
Net income (loss)............................    (3,291)       624
                                              ========== ==========
Basic income (loss) per share................     $0.09      $0.02
                                              ========== ==========
Basic weighted average common shares.........    35,591     33,190
                                              ========== ==========
Diluted net income (loss) per share..........     $0.09      $0.02
                                              ========== ==========
Diluted weighted average common shares.......    35,591     33,576
                                              ========== ==========

Note 3. Balance sheet detail:

Allowance for doubtful accounts consists of the following:

                                                       December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------------------
                                                     (in thousands)

  Balance at beginning of period........       $1,195     $1,265     $1,140
  Charged to costs and expenses.........          195         -         530
  Deductions.............................        (259)       (70)      (405)
                                            ---------- ---------- ----------
                                               $1,131     $1,195     $1,265
                                            ========== ========== ==========

Allowance for sales returns and other allowances consists of the following:

                                                       December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------------------
                                                     (in thousands)

  Balance at beginning of period. .......         $126       $356     $1,686
  Credited to costs and expenses.........          (15)      (209)      (343)
  Deductions.............................          (33)       (21)      (987)
                                             ---------- ---------- ----------
                                                   $78       $126       $356
                                             ========== ========== ==========

Property and equipment, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
                                                (in thousands)

Computer equipment......................      $19,855    $17,261
Furniture and fixtures..................        1,737      2,024
Leasehold improvements..................        1,975      2,105
                                            ---------- ----------
                                               23,567     21,390
Less: accumulated depreciation and
  amortization..........................      (20,026)   (18,502)
                                            ---------- ----------
                                               $3,541     $2,888
                                            ========== ==========

Goodwill, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
                                                (in thousands)

Goodwill................................       $3,033      $  -
Less: accumulated amortization..........         (339)        -
                                            ---------- ----------
                                               $2,694      $  -
                                            ========== ==========

Capitalized software, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
                                                (in thousands)

Internally developed software...........       $8,324     $7,806
Purchased software......................        3,852      3,852
                                            ---------- ----------
                                               12,176     11,658
Less: accumulated amortization..........      (11,141)   (10,116)
                                            ---------- ----------
                                               $1,035     $1,542
                                            ========== ==========

Other intangible assets, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
                                                (in thousands)

Acquired workforce......................         $670      $  -
Acquired products.......................        2,670         -
Other...................................          961        903
                                            ---------- ----------
                                                4,301        903
Less: accumulated amortization..........         (615)      (133)
                                            ---------- ----------
                                               $3,686       $770
                                            ========== ==========

Deferred revenue consists of the following:

                                                 December 31,
                                            ---------------------
                                               1999       1998
                                            ---------- ----------
                                                (in thousands)

Deferred product revenue................       $1,484     $4,602
Deferred support revenue................       12,439      8,672
                                            ---------- ----------
                                              $13,923    $13,274
                                            ========== ==========

Note 4. Short-term borrowings:

In January 1998, we entered into a $5.0 million asset based loan facility with Coast Business Credit. This loan facility allows us to borrow up to $5.0 million, collateralized by our accounts receivable, combined with a $0.5 million capital equipment facility. Under the terms of the agreement the loan balance is limited to the lower of $5.0 million or 70% of our eligible receivables derived from customers located in the United States plus 60% of our eligible receivables derived from customers outside the United States, with advances against account debtors located in the United Kingdom and the European continent limited to $1.0 million each. The facility bears interest at a rate of 2.25% above the Bank of America Reference Rate, and provided for the ability to reduce interest costs based on the achievement of certain financial covenants. The facility matured in January 2000 and we had the option to extend the agreement for one year at our discretion.

At December 31, 1999, we had drawn $3.3 million on the loan facility and were paying an interest rate of 2.25% above the Bank of America Reference Rate or 10.75%.

In February 2000, we declined the option to extend the original agreement for an additional year and instead renegotiated the terms of the $5.0 million asset based loan facility with Coast Business Credit. Under this amended agreement, we continue to borrow up to $5.0 million, collateralized by our accounts receivable, combined with a $0.5 million capital equipment facility. The loan balance is now limited to the lower of $5.0 million, or 85% of our eligible receivables derived from customers located in the United States and the United Kingdom, plus 25% of our eligible receivables derived from approved customers located outside the United States and the United Kingdom. The interest rate is reduced to 2.0% above the Bank of America Reference Rate, with provisions for a reduced interest rate if we achieve certain financial covenants. This agreement matures at the end of January 2002, at which time we have the option to renew the agreement for an additional one-year term. If we chose to terminate this agreement prior to January 2002, we will incur an early termination fee of $50,000.

Note 5. Restructuring charges:

In June 1999 we completed the acquisition of Raima Corporation, see note 2 for further information. At the time of the Raima acquisition we established a $0.6 million accrual for anticipated charges related to employee separation and the termination of exclusive distribution agreements for Raima products. During 1999, $0.2 million of charges related to separation of approximately 30 employees have been charged to the accrual and at December 31, 1999, $0.4 million of anticipated charges related to exiting exclusive distribution agreements is included in other current liabilities.

In 1997, we incurred $1.5 million of charges related to our restructuring efforts following the termination of our non-exclusive distribution agreement with Infospinner. These charges included the write-off of $0.6 million of prepaid distribution royalties and $0.5 million of other assets in connection with this terminated agreement, and $0.4 million of severance costs. Offsetting these charges was a $0.5 million reversal of existing restructuring reserves, originally recorded in 1995. We paid all remaining obligations related to these charges during 1998.

Note 6. Long-term debt:

In February 1998, Computer Associates, Inc., and Newport Acquisition Company, LLP entered into a Note Purchase and Sale Agreement (which we agreed to). Centura and Newport Acquisition Company then entered into a Note Conversion Agreement whereby a promissory note, plus accrued interest, in the amount of $12,251,000, payable to Computer Associates was acquired by Newport Acquisition Company, and immediately converted into 11,415,094 shares of Centura common stock.

Note 7. Mandatorily redeemable convertible preferred stock:

In December 1999, we completed a private placement of 12,500 shares of our Series A Preferred Stock resulting in net proceeds of $11.2 million, after deducting expenses associated with the offering.

Of the $11.2 million of net value ascribed to the private placement, $8.8 million has been allocated to the preferred stock, $1.7 million to the option to purchase additional shares of preferred stock, and $0.7 million to the warrants to purchase 214,776 shares of common stock. The net value of the preferred stock is recorded in the balance sheet at year-end as mandatorily redeemable preferred stock. $1.5 million of the net value allocated to the option to purchase additional shares of preferred stock was recorded as mandatorily redeemable convertible preferred stock, as this represents the redemption value of this option at year-end. The remaining $0.2 million is recorded as additional paid-in capital. The net value of the warrants to purchase 214,776 shares of common stock is recorded as additional paid-in capital.

The value of the Rochon warrants of approximately $0.5 million (as discussed in the warrant subtitle in this note) and direct cash costs related to the private placement of approximately $0.8 million were allocated to the fair value of the preferred shares, the option to purchase additional preferred shares (as discussed in the call option subtitle in this note) and the warrants to purchase 214,776 shares of common stock (as discussed in the warrants subtitle in this note) based on each instrument's estimated fair value to the total estimated fair value of all the instruments or $12.5 million.

The rights of the preferred stockholders are summarized below:

Dividends

Each share of Preferred Stock shall be entitled to receive cumulative annual dividends at the rate of 4.5% per annum. Such dividends are due and payable in-kind quarterly in arrears on the last day of March, June, September and December of each year commencing on March 31, 2000. Dividends accumulate daily on each share of Preferred Stock, whether or not declared, until each such share of Preferred Stock has been converted or redeemed. To the extent dividends are not paid on the applicable Dividend Payment Date, such dividends shall be cumulative and shall compound quarterly until the date of payment of such dividend. At December 31, 1999 no dividends have been earned or paid.

We are prohibited from declaring a cash dividend until at least 90% of the preferred stock has either been converted to shares of our common stock or redeemed for cash and from declaring a stock dividend within 30 days of December 30, 2005.

Redemption

The preferred stock is redeemable at the option of the holders at a premium, upon the occurrence of events defined in the Certificate of Designation, Preferences and Rights of Series A Cumulative Convertible Preferred Stock (the "Certificate"). Examples of such events are: a change in ownership or voting control of Centura, a delisting of Centura's common stock from the NASDAQ Small Cap or National Market or the inability to register the underlying common stock using Form S-3. The redemption amount differs depending on the nature of the event. For example, in the event of a change in control, the redemption amount is 112.5% of the cumulative face value of the Preferred Stock, outstanding at the time of the event. In the event of a delisting from the NASDAQ Small Cap or National Market, Centura's inability to register the underlying common stock using Form S-3, or other events specified in the Certificate, the redemption premium is 125% of the cumulative face value of the preferred stock, outstanding at the time of the event.

Centura may, at its option, at any time, redeem the outstanding shares of Preferred Stock at a redemption price equal to 121% of the cumulative face value, then outstanding, provided that if Centura chooses to do this it must redeem all of the shares of Preferred Stock then outstanding, including earned but unpaid dividends.

Conversion

The holders of the Preferred Stock can convert shares of preferred stock into Centura common stock in whole or in part at any time, subject to certain restrictions that are described in the Certificate. The number of shares of common stock available to the holders of the preferred stock is determined by dividing the face value of any preferred stock to be converted by $5.82.

Centura may, at its option and sole discretion, on any date beginning 10 trading days after a registration statement on Form S-3 has become effective and ending on October 30, 2000, can require that some or all of the outstanding shares of Preferred Stock be converted into shares of Centura common stock. In this case, the number of shares of Centura common stock available to the holders of the Preferred Stock is determined by dividing the face value of any preferred stock to be converted by the lesser of $5.82, or the lowest of the daily weighted average trading prices on the NASDAQ Small Cap or National Market 10 days prior to the conversion date.

Voting

The preferred stock has no voting rights.

Accretion

We will accrete to 125% of the face value of the preferred stock over 150 days, the shortest period for which an event that is out of our control could trigger redemption by the holders of the preferred stock. This accretion will have an impact on our net income (loss) per share calculation in the future.

Call option

The purchasers of the 12,500 Preferred Shares also received a call option to purchase additional Preferred Shares in certain circumstances. This call option was valued at $1,863,000 using a risk free rate of 5.95% and a volatility factor of 90%. The call option expires on March 30, 2001.

Under the terms of the call option, the purchasers of the Preferred Shares have a 90-day window from December 31, 2000 to March 30, 2001 to purchase up to 6,000 additional Preferred Shares at $1,000 per share, with the same rights and preferences as the original preferred shares issued. The call option can only be exercised if the value of their initial preferred stock holding declines by at least $1.0 million and then only to such an extent that the purchasers cannot hold more than the original 12,500 of preferred stock at any point in time. Such a decline could occur when the preferred shares are converted to shares of common stock or the preferred stock is redeemed.

The additional preferred shares from the call option have a maximum conversion price of $5.82 that could result in the potential issuance of 1,031,000 shares of common stock. The provisions applicable to the issuance of the initial preferred stock also apply to the call option.

Warrants

In addition to the above mentioned call option the purchasers of the 12,500 Preferred Shares also received warrants to purchase 214,776 shares of common stock, at an exercise price of $5.82 per share. These warrants were valued at $763,000, as discussed in note 10.

Also related to this transaction, in consideration for services rendered in relation to the issuance of the preferred stock the placement agent, Rochon Capital Group, LLP received warrants to purchase 133,958 shares of common stock at an exercise price of $4.67 per share. These warrants were valued at $498,000 as discussed in note 10 and are included in the expense deducted from the gross proceeds received.

Note 8. Leases and lease commitments:

We lease certain office space and equipment. The table below presents future minimum rental commitments under noncancelable leases (in thousands) as at December 31, 1999:

                                             Capital   Operating
                                              Leases     Leases
                                            ---------- ----------
  2000....................................       $485     $3,348
  2001....................................        485      3,052
  2002....................................         -       2,380
  2003....................................         -         908
  2004....................................         -         778
  Thereafter..............................         -         122
                                            ---------- ----------
    Total minimum lease obligations.......        970    $10,588
                                                       ==========
  Less: Amount representing interest......        (76)
                                            ----------
  Present vale of minimum lease obligations       894
  Less: Current portion....................      (430)
                                            ----------
  Capital lease obligations, non current...      $464
                                            ==========

Rent expense was $2,368,000 for the year ended December 31, 1999, $3,542,000 for the year ended December 31, 1998 and $3,235,000 for the year ended December 31, 1997.

We lease approximately 48,000 square feet of office, development and warehousing space in facilities in Redwood Shores, California, of which 50% was sublet in September 1998 for the remaining term of our lease, until August 2002. Rental income related to this sublease is expected to be approximately $841,000 for each year ended December 31, 2000 and 2001 and approximately $561,000 for the year ended December 31, 2002.

Property and equipment at December 31, 1999 includes a capital equipment lease for $1.3 million which had a related accumulated amortization of $433,000 at December 31, 1999.

Note 9. Stock-based compensation:

Stock option plans

We have stock-based compensation plans under which outside directors, officers, employees and consultants can receive stock options.

The options are exercisable in installments beginning one year from the date of grant and expire 10 years after the date of the grant. The options generally vest over a three year period with a one year cliff vest for the first year and then monthly vesting thereafter. The plans generally permit the issuance of either incentive stock options or non-qualified stock options. Unexercised options generally expire three months after termination of employment.

During 1997 we granted holders of stock options the opportunity to exchange previously granted stock options for new stock options exercisable at $1.50 per share, the fair market value of common stock on the date of exchange. The remaining original terms of the stock options were not changed. In 1997, 2,844,000 options were exchanged in the repricing.

The following table presents the status of our stock options and related transactions for the years presented:

                                        Option Shares
                                   ------------------------ Weighted Average
                                    Available  Outstanding  Exercise Price
                                   ----------- ------------ ---------------
                                      (in thousands, except per share data)
Balances at December 31, 1996.....      1,550        2,835           $5.65
Shares authorized.................      1,500            -               -
Shares discontinued...............       (545)           -               -
Options granted...................     (5,382)       5,382           $2.00
Options exercised.................          -         (472)          $1.43
Options canceled..................      3,790       (3,790)          $4.90
                                   ----------- ------------
Balances at December 31, 1997.....        913        3,955           $1.92
Shares authorized.................      2,915            -               -
Shares discontinued...............       (266)           -               -
Options granted...................     (3,792)       3,792           $1.69
Options exercised.................          -          (69)          $1.48
Options canceled..................      1,219       (1,219)          $2.38
                                   ----------- ------------
Balances at December 31, 1998.....        989        6,459           $1.70
Shares authorized.................      3,200            -               -
Shares discontinued...............       (222)           -               -
Options granted...................     (4,308)       4,308           $1.63
Options exercised.................       --         (1,017)          $1.59
Options canceled..................      1,855       (1,855)          $1.58
                                   ----------- ------------
Balances at December 31, 1999.....      1,514        7,895           $1.70
                                   =========== ============

The following table summarizes the status of stock options outstanding and exercisable at December 31, 1999:

                           Options Outstanding             Options Exercisable
                    ------------------------------------ ----------------------
                       Number     Weighted-                Number
                    Outstanding    Average    Weighted-  Exercisable Weighted-
                         at       Remaining    Average       at       Average
    Range of        December 31, Contractual   Exercise  December 31, Exercise
   Exercise Prices      1999     Life (Years)   Price       1999       Price
------------------- ------------ ------------ ---------- ----------- ----------
                            (shares in thousands)
 $0.50  to $1.03.....     3,694         9.38      $0.98         497      $1.02
 $1.25  to $1.91.....     3,077         7.49      $1.79       2,298      $1.83
 $2.03  to $10.75....     1,124         9.36      $3.83         196      $2.11
                    ------------                         -----------
                          7,895         8.64      $1.70       2,991      $1.72
                    ============                         ===========

At December 31, 1998, there were 1,948,000 options exercisable at a weighted average exercise price of $1.70 and at December 31, 1997, there were 943,000 options exercisable at a weighted average exercise price of $2.02.

In 1992 we established an Employee Stock Purchase Plan or ESPP. Under the terms of the ESPP eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the lower of the opening or closing per share trading price of common stock on the NASDAQ Small Cap Market during a predetermined 3 month period. In 1997, 132,000 shares were purchased under the ESPP. No shares were purchased during the years ended December 31, 1999 or 1998. At December 31, 1999, there are 1,006,000 shares available for purchase under the ESPP.

Centura has a Savings Plan as allowed under Section 401(k) of the Internal Revenue Code. This plan provides employees with tax deferred salary deductions, Company matching contributions up to limited amounts and a number of investment options. The Plan allows for contributions by Centura as determined annually by the Board of Directors. We have not contributed to the Plan since its inception.

Pro forma fair value disclosures

Had we recognized compensation expense for the above stock option plans based on the fair value on the grant date under the methodology prescribed by FAS 123, our results from operations and earnings per share for the three years ended December 31, 1999 would have been impacted as shown in the following table:

                                       Years Ended December 31,
                                    -----------------------------
                                      1999      1998      1997
                                    --------- --------- ---------
                                    (in thousands, except per share
                                                data)
Net income (loss):
  As reported....................... ($3,225)   $2,115     ($649)
  Pro-forma......................... ($6,135)  ($2,349)  ($5,512)
Basic net income (loss) per share:
  As reported.......................  ($0.10)    $0.08    ($0.04)
  Pro-forma.........................  ($0.19)   ($0.09)   ($0.36)
Diluted net income (loss) per share:
  As reported.......................  ($0.10)    $0.08    ($0.04)
  Pro-forma.........................  ($0.19)   ($0.08)   ($0.36)

The fair value of stock options used to compute pro forma net income and income (loss) per share disclosures is the estimated fair value at grant date using the Black Scholes option-pricing model with the following weighted average assumptions:

                                       Years Ended December 31,
                                    -----------------------------
                                      1999      1998      1997
                                    --------- --------- ---------
Dividend yield.....................        -%        -%        -%
Expected volatility................    90.00%    62.77%    65.00%
Risk-free interest rate............     5.43%     5.48%     6.20%
Expected life (years)..............        2         4         4
Fair value of stock options granted    $1.45     $0.93     $0.91

The fair value of the shares granted under the ESPP is considered to have an immaterial impact on this calculation.

Note 10. Capital Stock:

As of December 31, 1999, there were 60,000,000 shares of common stock, par value $0.01, authorized.

Warrants

We issued warrants to purchase shares of our common stock, in conjunction with certain financing activities, as follows:

                                                                    Warrants
                                                                  outstanding
                                           Date of                December 31, Exercise
Description                                 Grant        Shares       1999       Price     Value
--------------------------------------- -------------- ---------- ------------ --------- ----------
Pacific Business Funding warrants...... June 1997        100,000      100,000    $2.090   $103,000
Computer Associates warrants........... February 1998    500,000      500,000     1.906    300,000
Rochon Capital Group, Ltd warrants..... February 1998    238,679            -     2.120    141,000
Private placement warrants............. February 1998    582,548      582,548     1.250       n/a(1)
Rochon Capital Group, Ltd warrants .... February 1998     71,698            -     2.120   de minimus
Newport Acquisition Company warrants(2) June 1998        893,320      246,384     1.810    393,800
Newport Acquisition Company warrants(2) June 1998        300,000       82,744     2.090    155,300
Preferred Stockholder warrants......... December 1999    214,776      214,776     5.850    763,000
Rochon Capital Group, Ltd warrants .... December 1999    133,958      133,958     4.670    498,000
                                                                  ------------
                                                                    1,860,410
                                                                  ============

(1) See private placement subtitle in this footnote for discussion of accounting for these warrants.

(2) Fair value determined is based on a modified Black-Scholes option pricing model.

In general, we calculate the minimum fair value of all warrants on the date of grant using the Black-Scholes option pricing model, as prescribed by FAS 123 with the following underlying assumptions and other data obtained from the respective warrant contract:

                                            Fiscal                 Risk-free
                                           Year of                  Interest
Description                               Expiration   Volatility     rate
--------------------------------------- -------------- ---------- ------------
Pacific Business Funding warrants......      2002          55.00%        6.33%
Computer Associates warrants...........      2004          65.00%        5.50%
Rochon Capital Group, Ltd warrants.....      2003          65.00%        5.50%
Private placement warrants.............      2003           n/a        n/a
Rochon Capital Group, Ltd warrants ....      2003          65.00%        5.50%
Newport Acquisition Company warrants(2)      2003          62.77%        5.51%
Newport Acquisition Company warrants(2)      2003          62.77%        5.48%
Preferred Stockholder warrants.........      2004          90.00%        6.30%
Rochon Capital Group, Ltd warrants ....      2004          90.00%        6.30%

For purposes of the fair value calculation of the warrants, the expected life of the warrants is equal to the term of the warrants.

The expense related to the Pacific Funding Corporation warrants, was included in general and administrative expense in 1997, the year the warrants were granted. The charge for the Computer Associates, Rochon Capital Group, Ltd and Newport Acquisition Company warrants was included in other income (expense) in 1998, the year the warrants were granted. The value for the preferred stockholder warrants is included in the amount allocated for the preferred stock transaction and the charge for the Rochon Capital Group, Ltd warrants was included in the related expenses associated with the issuance of the preferred stock.

Shares reserved for future issuance

The following table summarizes shares of common stock reserved for future issuance:

                                                 At
                                              December 31,
                                                1999
                                              ---------
                                             (in thousands)
 Stock option plans........................      9,409
 Employee stock purchase plan..............      1,006
 Preferred stock conversion................      2,299
 Preferred stockholders' call option.......      1,103
 Warrants..................................      1,860
                                              ---------
                                                15,677
                                              =========

The preferred stock conversion and preferred stockholders' call option are explained in note 7.

Private placement

In February 1998, we completed a private placement of 2,330,191 shares of our common stock and warrants to purchase 582,548 shares of our common stock, for net proceeds of approximately $1,898,000. As the warrants were issued to the purchasers of the common stock and the proceeds for each were recorded within common stock and additional paid-in capital, a separate independent valuation was not performed for the warrants.

Shareholder rights plan

In August 1994, we adopted a Shareholder Rights Plan under which one Preferred Share Purchase "Right" was distributed for each outstanding share of common stock. Each Right entitles shareholders to purchase a fraction of a share of Preferred Stock at an exercise price of $60.00 upon certain events. The Rights expire on August 3, 2004, unless earlier redeemed by Centura.

The Rights become exercisable if a person acquires 15% or more of our common stock or announces a tender offer that would result in such person owning 15% or more of our common stock. If the Rights become exercisable, the holder of each Right (other than the person whose acquisition triggered the exercisability of the Rights) will be entitled to purchase, at the Right's then current exercise price, a number of shares of our common stock having a market value of twice the exercise price. In addition, if we were to be acquired in a merger or we sell more than 50% of our assets or earning power, each Right will entitle its holder to purchase, at the Right's then current exercise price, common stock of the acquiring company having a market value of twice the exercise price. The Rights are redeemable by Centura at a price of $.01 per Right at any time within ten days after a person has acquired 15% or more of our common stock.

Note 11. Income taxes:

Income (loss) before income taxes is attributable to the following jurisdictions:

                                       Years Ended December 31,
                                    -----------------------------
                                      1999      1998      1997
                                    --------- --------- ---------
                                             (in thousands)
Domestic.........................    ($2,520)   $3,981      $360
Foreign..........................       (571)   (1,593)     (947)
                                    --------- --------- ---------
                                     ($3,091)   $2,388     ($587)
                                    ========= ========= =========

The provision for income taxes on income (loss) before income taxes primarily consists of foreign withholding taxes payable.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are primarily the result of foreign withholding taxes. A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax provision rate to income (loss) before income tax provision is summarized below as follows:

                                       Years Ended December 31,
                                    -----------------------------
                                      1999      1998      1997
                                    --------- --------- ---------
Federal statutory rate..............    (34%)       34%     (34%)
State tax, net of federal impact....     (6%)        6%      (6%)
Foreign withholding taxes...........       4%       11%       11%
Net operating loss not benefited....      40%     (40%)       40%
                                    --------- --------- ---------
                                           4%       11%       11%
                                    ========= ========= =========

The acquisition of Raima was structured as a tax-free exchange of stock, therefore the differences between the recognized fair values of acquired net assets and their historical tax bases are not deductible for tax purposes. A deferred tax liability of $1,242,000 has been recognized for the differences between the assigned fair values of the intangible assets (excluding goodwill) for book purposes and the tax bases of the assets.

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consisted of the following:

                                                   December 31,
                                              -------------------
                                                1999      1998
                                              --------- ---------
                                                (in thousands)
Deferred tax assets:
  Net operating losses.................        $26,632   $25,961
  Nondeductible reserves...............          1,412       983
  Credit carryforwards.................          2,339     1,974
  Deferred revenue.....................            865       949
  Depreciation.........................          1,734       469
                                              --------- ---------
    Gross deferred tax asset...........         32,982    30,336
  Less: valuation allowance............        (31,740)  (30,336)
                                              --------- ---------
    Net deferred tax asset.............          1,242        -

Deferred tax liabilities:
  Non deductible intangible assets.....         (1,242)       -
                                              --------- ---------
Total net deferred tax assets..........          $  -      $  -
                                              ========= =========

As of December 31, 1999, we had net operating loss carryforwards of approximately $74.8 million available to offset future federal taxable income which expire through 2019 and $20.3 million available to offset future state taxes, which expire through 2004. Due to cumulative ownership changes at December 31, 1999 our net operating loss carryforwards will be limited to approximately $11.4 million annually to offset future taxable income. At December 31, 1999 and 1998, a valuation allowance has been recorded for the net deferred tax asset balance due to the uncertainty of our ability to realize the deferred tax asset.

Note 12. Segment information:

The table below presents external revenue for groups of similar products:

                                       Years Ended December 31,
                                    -----------------------------
                                      1999      1998      1997
                                    --------- --------- ---------
                                             (in thousands)

Embedded databases.................  $20,534   $23,459   $24,511
Application development
  environment......................    4,934     7,026    10,725
Other tools and
  connectivity software............    2,301     2,968     5,478
                                    --------- --------- ---------
Total net product revenue..........  $27,769   $33,453   $40,714
                                    ========= ========= =========

No one customer has accounted for more than 10% of consolidated annual revenues.

The following table presents a summary of operations by geographic region:

                                      North              Rest of
                                     America   Europe     World     Total
                                    --------- --------- --------- ---------
                                                (in thousands)
Year ended December 31, 1999:
  Total net revenues..............   $22,809   $22,937    $5,284   $51,030
  Long lived assets at year end...   $10,899      $454      $149   $11,502

Year ended December 31, 1998:
  Total net revenues..............   $24,534   $24,146    $4,817   $53,497
  Long lived assets at year end...    $5,590      $676       $77    $6,343

Year ended December 31, 1997:
  Total net revenues..............   $24,473   $27,650    $5,823   $57,946
  Long lived assets at year end...    $8,203      $809      $122    $9,134

Revenues have been allocated to geographic regions based primarily upon destination of product shipment.

Note 13. Related party transactions:

We recognized $282,000 of net revenue for the year ended December 31, 1999, from Cam Data Corporation. Our Chief Executive Officer, Scott R. Broomfield has served on the board of directors of Cam Data Corporation, since July 1999.

We recognized revenue of $750,000 for the year ended December 31, 1997, from Computer Associates International, Inc., which held a floating rate subordinated convertible debenture.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding the executive officers and directors of the Company required by this item is contained in "Part I, Item 1. Directors and Executive Officers of Registrant".

      Additional information required by this item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held June 15, 2000, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year.

Item 11. Executive Compensation

      Incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held June 15, 2000, a copy of which will be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held June 15, 2000, a copy of which will be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Party Transactions

      Incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held June 15, 2000, a copy of which will be filed with the Securities and Exchange Commission.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

(1) Financial Statements. The following financial statements of the Company are contained in Item 8 of this Annual Report on Form 10-K:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants.

2. Consolidated Balance Sheets at December 31, 1999 and 1998.

3. Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.

4. Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1999, 1998 and 1997.

5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

6. Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedules of the Company for the year ended December 31, 1999, 1998 and 1997 is contained in Item 8 of this Annual Report on Form 10-K:

1. Report of PricewaterhouseCoopers LLP, Independent Accountants. Refer to Item 14(a)(1)1 above.

Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the financial statements or the notes thereto.

(3) Exhibits. Refer to Item 14(c) below.

(b) Reports on Form 8-K.

      Not applicable.

(b) Exhibits:

       Exhibit
       Number                      Exhibit Description
      ---------  -------------------------------------------------------
           2.1   Agreement and Plan of Reorganization, dated as of March 15,
                 1999, by and among the Company, Centura Subsidiary Corporation and Raima Corporation (Incorporated by reference from the
                 Company's Registration Statement on Form S-4, No. 333-77643).

         3.1.1   Certificate of Incorporation (Incorporated by reference from the Company's Registration Statement on Form S-4, No.
                 333-77643).

         3.1.2   Certification of Designation, Preferences and Rights of Series
                 A Cumulative Convertible Preferred Stock (Incorporated by
                 reference from the Company's Current Report on Form 8-K filed with the Commission on January 5, 2000).

           3.2   Bylaws of the Registrant (Incorporated by reference from the
                 Company's Registration Statement on Form S-4, No. 333-77643).

           4.1   Preferred Shares Rights Agreement, dated as of August 3, 1994, between the Company and Chemical Trust Company of California
                 (Incorporated by reference from the Company's Registration
                 Statement on Form 8-A filed with the Commission on August 10,
                 1994).

           4.2   Amendment to Preferred Shares Rights Agreement effective
                 February 27, 1998 (Incorporated by reference from the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

          10.1   Lease Agreement dated February 4, 1992 between the Company and
                 Bohannon Associates (Incorporated by reference from the
                 Company's Registration Statement on Form S-1, No. 33-55566,
                 declared effective by the Commission on February 4, 1993).

          10.2   Form of Lease Agreement between the Company and EOP-Northwest
                 Properties, LLC.

          10.3   Form of Directors' and Officers' Indemnification Agreement
                 (Incorporated by reference from the Company's Registration
                 Statement on Form S-1, No. 33-55566, declared effective by the
                 Commission on February 4, 1993).

          10.4   1986 Incentive Stock Option Plan, as amended, and forms of agreements thereunder (Incorporated by reference from the
                 Company's Registration Statement on Form S-8, No. 33-62194,
                 filed with the Commission on May 5, 1993 and from the
                 Company's Registration Statement on Form S-8, No. 33-83850,
                 filed with the Commission on September 9, 1994).

          10.5   1991 United Kingdom Sub Plan and forms of agreements
                 thereunder (Incorporated by reference from the Company's
                 Registration Statement on Form S-1, No. 33-55566, declared effective by the Commission on February 4, 1993).

          10.6   1992 Employee Stock Purchase Plan and forms of agreements
                 thereunder, as amended on September 24, 1996 (Incorporated by reference from the Company's Registration Statement on Form
                 S-1, No. 33-55566, declared effective by the Commission on
                 February 4, 1993).

          10.7   1992 Directors' Stock Option Plan and forms of agreements
                 thereunder (Incorporated by reference from the Company's
                 Registration Statement on Form S-1, No. 33-55566, declared effective by the Commission on February 4, 1993).

          10.8   1996 Executive Officers' Compensation Plan (Incorporated by
                 reference from the Company's Annual Report on Form 10-Q for the year ended December 31, 1995).

          10.9   1995 Stock Option Plan and forms of agreements thereunder, as amended on September 24, 1996 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

         10.10   Loan Agreement Secured by Property and Securities dated August
                 31, 1996 between the Company and Earl and Ann Stahl
                 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

         10.11   1996 Directors' Stock Option Plan and forms of agreements
                 thereunder (Incorporated by reference from the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 1996).

         10.12   1997 Executive Retention Program (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 1997).

         10.13   Lease Agreement, dated October 14, 1996, between Westport
                 Investment and the Registrant (Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997).

         10.14   Letter Agreement dated November 5, 1997 between the Registrant and Hickey & Hill Incorporated, and form of Nonstatutory Stock
                 Options issued to new Executives (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         10.15   Settlement Agreements and Mutual Releases between the
                 Registrant and Sam M. Inman, III and between the Registrant and Earl Stahl (Incorporated by reference from the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1997).

         10.16   Loan and Security Agreement dated January 19, 1998 between the
                 Registrant and Coast Business Credit, a division of Southern
                 Pacific Bank (Incorporated by reference from the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1997).

         10.17   Common Stock and Warrant Purchase Agreement dated February 27,
                 1998 between the Registrant and certain Purchasers of the
                 Registrant's Common Stock (Incorporated by reference from the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

         10.18   Note Conversion Agreement dated February 27, 1998 between the
                 Registrant and Newport Acquisition Company No. 2, LLC
                 (Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1997).

         10.19   Warrant Purchase Agreement dated February 27, 1998 between the
                 Registrant and Computer Associates International, Inc.
                 (Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1997).

         10.20   Investor Rights Agreement dated February 27, 1998 between the
                 Registrant and Newport Acquisition Company No. 2, LLC
                 (Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1997).

         10.21   Common Stock Purchase Warrants issued to Rochon Capital Group,
                 Ltd. On February 27, 1998 (Incorporated by reference from the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

         10.22   1998 Employee Stock Option Plan and form of Nonstatutory
                 Option Agreements thereunder (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

         10.23   Amendment to Investor Rights Agreement dated February 27, 1998 between the Registrant and Newport Acquisition Company No. 2,
                 LLC (Incorporated by reference from the Company's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1998).

         10.24   Subscription Agreement dated December 30, 1999 by and among the Company, Leonardo, L.P. and Peconic Fund, Ltd.
                 (Incorporated by reference to the Company's Registration
                 Statement on Form S-3, Registration No. 333-95591).

         10.25   Registration Rights Agreement dated December 30, 1999 by and among the Company, Leonardo, L.P. and Peconic Fund, Ltd.
                 (Incorporated by reference to the Company's Registration
                 Statement on Form S-3, Registration No. 333-95591).

         10.26   Common Stock Purchase Warrant issued to Leonardo, L.P. on
                 December 30, 1999 (Incorporated by reference to the Company's
                 Registration Statement on Form S-3, Registration No.
                 333-95591).

         10.27   Common Stock Purchase Warrant issued to Peconic Fund, Ltd. on
                 December 30, 1999 (Incorporated by reference to the Company's
                 Registration Statement on Form S-3, Registration No.
                 333-95591).

         10.28   Common Stock Purchase Warrant issued to Phillip L. Neiman on
                 December 30, 1999 (Incorporated by reference to the Company's
                 Registration Statement on Form S-3, Registration No.
                 333-95591).

         10.29   Common Stock Purchase Warrant issued to Prateek Sharma on
                 December 30, 1999 (Incorporated by reference to the Company's
                 Registration Statement on Form S-3, Registration No.
                 333-95591).

          21.1   List of Subsidiaries.

          23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

          24.1   Power of Attorney.

          27.1   Financial Data Schedules at December 31, 1999 and for the year ended December 31, 1999.

CENTURA SOFTWARE CORPORATION

SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of
the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CENTURA SOFTWARE CORPORATION

(Registrant)

Date: March 29, 2000

By:

/s/ SCOTT R. BROOMFIELD

Scott R. Broomfield

President, Chief Eexecutive
Officer and Chairman of the
Board of Directors

(Principal Executive Officer)

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that
each person whose signature appears below constitutes and appoints Scott R.
Broomfield, John W. Bowman, Richard Lucien or any one of them, with the power to substitution, his attorney-in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and
Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By: /s/ SCOTT R. BROOMFIELD
    -------------------------------------------
 Scott R. Broomfield, PRESIDENT, CHIEF EXECUTIVE   Date: March 29, 2000
 OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
          (PRINCIPAL EXECUTIVE OFFICER)

             By: /s/ JOHN W. BOWMAN
    -------------------------------------------
   John W. Bowman, EXECUITIVE VICE PRESIDENT,      Date: March 29, 2000
          AND CHIEF OPERATING OFFICIER

             By: /s/ RICHARD LUCIEN
    -------------------------------------------
 Richard Lucien, SENIOR VICE PRESIDENT, FINANCE    Date: March 29, 2000
           AND CHIEF FINANCE OFFICER
   (PRINCIPAL FINANCE AND ACCOUNTING OFFICER)

                By: /s/ JACK KING
    -------------------------------------------    Date: March 29, 2000
               Jack King, DIRECTOR

              By: /s/ ED BOREY, JR
    -------------------------------------------    Date: March 29, 2000
             Ed Borey, Jr, DIRECTOR

            By: /s/ PHILIP KOEN, JR.
    -------------------------------------------    Date: March 29, 2000
           Philip Koen, Jr., DIRECTOR

             By: /s/ PETER MICCICHE
    -------------------------------------------    Date: March 29, 2000
            Peter Micciche, DIRECTOR

                By: /s/ TOM CLARK
    -------------------------------------------    Date: March 29, 2000
               Tom Clark, DIRECTOR

CENTURA SOFTWARE CORPORATION

INDEX OF EXHIBITS

       Exhibit
       Number                      Exhibit Description
      ---------  -------------------------------------------------------
           2.1   Agreement and Plan of Reorganization, dated as of March 15,
                 1999, by and among the Company, Centura Subsidiary Corporation and Raima Corporation (Incorporated by reference from the
                 Company's Registration Statement on Form S-4, No. 333-77643).

         3.1.1   Certificate of Incorporation (Incorporated by reference from the Company's Registration Statement on Form S-4, No.
                 333-77643).

         3.1.2   Certification of Designation, Preferences and Rights of Series
                 A Cumulative Convertible Preferred Stock (Incorporated by
                 reference from the Company's Current Report on Form 8-K filed with the Commission on January 5, 2000).

           3.2   Bylaws of the Registrant (Incorporated by reference from the
                 Company's Registration Statement on Form S-4, No. 333-77643).

           4.1   Preferred Shares Rights Agreement, dated as of August 3, 1994, between the Company and Chemical Trust Company of California
                 (Incorporated by reference from the Company's Registration
                 Statement on Form 8-A filed with the Commission on August 10,
                 1994).

           4.2   Amendment to Preferred Shares Rights Agreement effective
                 February 27, 1998 (Incorporated by reference from the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

          10.1   Lease Agreement dated February 4, 1992 between the Company and
                 Bohannon Associates (Incorporated by reference from the
                 Company's Registration Statement on Form S-1, No. 33-55566,
                 declared effective by the Commission on February 4, 1993).

          10.2   Form of Lease Agreement between the Company and EOP-Northwest
                 Properties, LLC. (see page)

          10.3   Form of Directors' and Officers' Indemnification Agreement
                 (Incorporated by reference from the Company's Registration
                 Statement on Form S-1, No. 33-55566, declared effective by the
                 Commission on February 4, 1993).

          10.4   1986 Incentive Stock Option Plan, as amended, and forms of agreements thereunder (Incorporated by reference from the
                 Company's Registration Statement on Form S-8, No. 33-62194,
                 filed with the Commission on May 5, 1993 and from the
                 Company's Registration Statement on Form S-8, No. 33-83850,
                 filed with the Commission on September 9, 1994).

          10.5   1991 United Kingdom Sub Plan and forms of agreements
                 thereunder (Incorporated by reference from the Company's
                 Registration Statement on Form S-1, No. 33-55566, declared effective by the Commission on February 4, 1993).

          10.6   1992 Employee Stock Purchase Plan and forms of agreements
                 thereunder, as amended on September 24, 1996 (Incorporated by reference from the Company's Registration Statement on Form
                 S-1, No. 33-55566, declared effective by the Commission on
                 February 4, 1993).

          10.7   1992 Directors' Stock Option Plan and forms of agreements
                 thereunder (Incorporated by reference from the Company's
                 Registration Statement on Form S-1, No. 33-55566, declared effective by the Commission on February 4, 1993).

          10.8   1996 Executive Officers' Compensation Plan (Incorporated by
                 reference from the Company's Annual Report on Form 10-Q for the year ended December 31, 1995).

          10.9   1995 Stock Option Plan and forms of agreements thereunder, as amended on September 24, 1996 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

         10.10   Loan Agreement Secured by Property and Securities dated August
                 31, 1996 between the Company and Earl and Ann Stahl
                 (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

         10.11   1996 Directors' Stock Option Plan and forms of agreements
                 thereunder (Incorporated by reference from the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September
                 30, 1996).

         10.12   1997 Executive Retention Program (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 1997).

         10.13   Lease Agreement, dated October 14, 1996, between Westport
                 Investment and the Registrant (Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997).

         10.14   Letter Agreement dated November 5, 1997 between the Registrant and Hickey & Hill Incorporated, and form of Nonstatutory Stock
                 Options issued to new Executives (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         10.15   Settlement Agreements and Mutual Releases between the
                 Registrant and Sam M. Inman, III and between the Registrant and Earl Stahl (Incorporated by reference from the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1997).

         10.16   Loan and Security Agreement dated January 19, 1998 between the
                 Registrant and Coast Business Credit, a division of Southern
                 Pacific Bank (Incorporated by reference from the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1997).

         10.17   Common Stock and Warrant Purchase Agreement dated February 27,
                 1998 between the Registrant and certain Purchasers of the
                 Registrant's Common Stock (Incorporated by reference from the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

         10.18   Note Conversion Agreement dated February 27, 1998 between the
                 Registrant and Newport Acquisition Company No. 2, LLC
                 (Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1997).

         10.19   Warrant Purchase Agreement dated February 27, 1998 between the
                 Registrant and Computer Associates International, Inc.
                 (Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1997).

         10.20   Investor Rights Agreement dated February 27, 1998 between the
                 Registrant and Newport Acquisition Company No. 2, LLC
                 (Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1997).

         10.21   Common Stock Purchase Warrants issued to Rochon Capital Group,
                 Ltd. On February 27, 1998 (Incorporated by reference from the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

         10.22   1998 Employee Stock Option Plan and form of Nonstatutory
                 Option Agreements thereunder (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

         10.23   Amendment to Investor Rights Agreement dated February 27, 1998 between the Registrant and Newport Acquisition Company No. 2,
                 LLC (Incorporated by reference from the Company's Quarterly
                 Report on Form 10-Q for the quarter ended June 30, 1998).

         10.24   Subscription Agreement dated December 30, 1999 by and among the Company, Leonardo, L.P. and Peconic Fund, Ltd.
                 (Incorporated by reference to the Company's Registration
                 Statement on Form S-3, Registration No. 333-95591).

         10.25   Registration Rights Agreement dated December 30, 1999 by and among the Company, Leonardo, L.P. and Peconic Fund, Ltd.
                 (Incorporated by reference to the Company's Registration
                 Statement on Form S-3, Registration No. 333-95591).

         10.26   Common Stock Purchase Warrant issued to Leonardo, L.P. on
                 December 30, 1999 (Incorporated by reference to the Company's
                 Registration Statement on Form S-3, Registration No.
                 333-95591).

         10.27   Common Stock Purchase Warrant issued to Peconic Fund, Ltd. on
                 December 30, 1999 (Incorporated by reference to the Company's
                 Registration Statement on Form S-3, Registration No.
                 333-95591).

         10.28   Common Stock Purchase Warrant issued to Phillip L. Neiman on
                 December 30, 1999 (Incorporated by reference to the Company's
                 Registration Statement on Form S-3, Registration No.
                 333-95591).

         10.29   Common Stock Purchase Warrant issued to Prateek Sharma on
                 December 30, 1999 (Incorporated by reference to the Company's
                 Registration Statement on Form S-3, Registration No.
                 333-95591).

          21.1   List of Subsidiaries (See page  )

          23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

          24.1   Power of Attorney (See page   ).

          27.1   Financial Data Schedules at December 31, 1999 and for the year ended December 31, 1999.