Form 10-Q
period 2000-03-31
CENTURA SOFTWARE CORP
filed 2000-05-11
CIK 895021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-21010

Centura Software Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	94-2874178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

975 Island Drive
Redwood Shores, California    94065
(Address of Principal Executive Offices including Zip Code)

(650) 596-3400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to section 12(g) of the Act:
COMMON STOCK, $0.01 PAR VALUE PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

      As of April 27, 2000, there were 39,084,813 shares of the Registrant's Common Stock outstanding.

CENTURA SOFTWARE CORPORATION
FORM 10-Q for the Quarter Ended March 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial statements and supplementary data

Condensed consolidated balance sheets at March 31, 2000 and December 31, 1999	**

Condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999	**

Condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999	**

Notes to condensed consolidated financial statements	**

Item 2. Management's discussion and analysis of financial condition and results of operations	**

Item 3. Quantitative and qualitative disclosures about market risk	**

PART II. OTHER INFORMATION

Item 1. Legal proceedings	**

Item 2. Changes in securities and use of proceeds	**

Item 3. Defaults upon senior securities	**

Item 4. Submission of matters to a vote of security holders	**

Item 5. Other information	**

Item 6. Exhibits and reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial statements and supplementary data

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(IN THOUSANDS)

                                                       March 31,    December 31,
                                                         2000          1999
                                                     ------------  ------------
                            ASSETS
Current assets:
   Cash and cash equivalents........................     $21,770       $20,614
   Accounts receivable, less allowances
     of $1,163 and $1,209...........................      12,640        14,394
   Other current assets.............................       4,625         4,970
                                                     ------------  ------------
     Total current assets...........................      39,035        39,978
Property and equipment, net.........................       3,647         3,541
Capitalized software, net...........................       1,580         1,035
Goodwill, net.......................................       2,674         2,694
Other intangible assets, net........................       3,457         3,686
Other assets........................................         545           546
                                                     ------------  ------------
                                                         $50,938       $51,480
                                                     ============  ============

   LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations.........        $438          $430
   Accounts payable.................................       1,965         2,782
   Accrued compensation and related expenses........       1,697         1,759
   Short-term borrowings............................       2,522         3,302
   Other accrued liabilities........................       3,576         3,738
   Deferred revenue.................................      13,671        13,923
                                                     ------------  ------------
     Total current liabilities......................      23,869        25,934
Other long-term liabilities.........................         409           501
                                                     ------------  ------------
                                                          24,278        26,435
                                                     ------------  ------------
Mandatorily redeemable convertible preferred
   stock............................................      14,626        10,360
                                                     ------------  ------------

Stockholders' Equity:
   Common stock.....................................         391           375
   Additional paid-in capital.......................      94,391        95,978
   Accumulated other comprehensive income...........        (517)         (452)
   Accumulated deficit..............................     (82,231)      (81,216)
                                                     ------------  ------------
     Total stockholders' equity ....................      12,034        14,685
                                                     ------------  ------------
                                                         $50,938       $51,480
                                                     ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended
                                             March 31,
                                        -------------------
                                           2000      1999
                                        --------- ---------
Net revenues:
   Product.............................   $5,973    $7,097
   Service.............................    6,431     5,272
                                        --------- ---------
     Total net revenues................   12,404    12,369
                                        --------- ---------
Cost of revenues:
   Product.............................      428       837
   Service.............................      753       956
   Amortization of acquired technology.      133       --
                                        --------- ---------
     Total cost of revenues............    1,314     1,793
                                        --------- ---------
     Gross profit......................   11,090    10,576
                                        --------- ---------
Operating expenses:
   Sales and marketing.................    7,768     6,820
   Engineering and product development.    2,043     1,731
   General and administrative..........    2,194     1,617
   Amortization of goodwill and
     workforce intangible..............      208       --
                                        --------- ---------
     Total operating expenses..........   12,213    10,168
                                        --------- ---------
      Operating income (loss)..........   (1,123)      408
Other income (expense):
   Interest income.....................      246        56
   Interest expense....................     (147)      (68)
   Foreign currency gain (loss)........       24      (287)
                                        --------- ---------
Income (loss) before income taxes......   (1,000)      109
Provision for income taxes.............       15         5
                                        --------- ---------
Net income (loss)......................  ($1,015)     $104
                                        ========= =========
Accretion of mandatorily redeemable
  convertible preferred stock to
  redemption value.....................   (4,125)      --
Mandatorily redeemable convertible
  preferred stock dividend.............     (141)      --
                                        --------- ---------
Net income (loss) available to common
  stockholders.........................  ($5,281)     $104
                                        ========= =========

Basic net income (loss) per share......   ($0.14)    $0.00
                                        ========= =========

Basic weighted average common shares...   38,440    29,598
                                        ========= =========

Diluted net income (loss) per share....   ($0.14)    $0.00
                                        ========= =========

Diluted weighted average common shares.   38,440    29,651
                                        ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(IN THOUSANDS)

                                                              Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
Cash flows from operating activities:
  Net income (loss).......................................   ($1,015)      $104
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization.........................       980        783
    Reduction in doubtful accounts, sales returns
     and allowances.......................................      (127)      (210)
    Issuance of stock options for services................        55         --
  Changes in assets and liabilities:
    Accounts receivable...................................     1,749      1,422
    Other current assets..................................      (175)       198
    Other assets..........................................         7        (30)
    Accounts payable and accrued liabilities..............    (1,004)      (260)
    Deferred revenue......................................      (252)      (205)
                                                           ---------- ----------
      Net cash provided by operating activities...........       218      1,802
                                                           ---------- ----------
Cash flows from investing activities:
  Acquisition of property and equipment...................      (549)      (258)
  Capitalization of software costs........................      (701)      (175)
  Capitalization of other intangibles.....................        --        (16)
  Proceeds from payment on note receivable................       513         --
                                                           ---------- ----------
      Net cash used in investing activities...............      (737)      (449)
                                                           ---------- ----------
Cash flows from financing activities:
  Repayment of short-term borrowings, net.................      (780)      (412)
  Repayment of capital lease obligation...................      (121)      (105)
  Proceeds from issuance of common stock, net.............     2,641         --
                                                           ---------- ----------
      Net cash provided by (used in) financing activities.     1,740       (517)
                                                           ---------- ----------
Effect of exchange rate changes on cash and cash
 equivalents..............................................       (65)        80
                                                           ---------- ----------
Net increase in cash and cash equivalents.................     1,156        916
Cash and cash equivalents at beginning of period..........    20,614      6,414
                                                           ---------- ----------
Cash and cash equivalents at end of period................   $21,770     $7,330
                                                           ========== ==========

Supplemental disclosure of non cash financing activities:

    Accretion of mandatorily redeemable convertible
      preferred stock to redemption value.................    $4,215         $--
                                                           ========== ==========
    Mandatorily redeemable convertible preferred
      stock dividend......................................      $141         $--
                                                           ========== ==========
    Conversion of operating lease to capital lease........        $--    $1,300
                                                           ========== ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of significant accounting policies

Method of preparation

      The accompanying condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statement of operations for the three month periods ended March 31, 2000 and March 31, 1999, and cash flows for the three month periods ended March 31, 2000 and March 31, 1999 are unaudited. In management's opinion, all adjustments which are normal and recurring, necessary for a fair statement of the financial position, results of operations, and of cash flows have been made for all periods presented.

      The balance sheet as of December 31, 1999 has been derived from our audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Annual Report on Form 10-K.

      The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year. This financial data should be reviewed in conjunction with management's discussion and analysis of financial condition and results of operation and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Net income (loss) per share

      Basic net income (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each respective period. Diluted net income (loss) per share is calculated giving effect to all dilutive potential shares of common stock that were outstanding during each respective period. Dilutive potential shares of common stock could consist of mandatorily redeemable convertible preferred stock, common stock options and warrants.

     The following is a reconciliation of the computation for basic and diluted net income (loss) per share:

                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                       (in thousands, except
                                           per share data)
Net income (loss) available to
  common stockholders.................  ($5,281)     $104
                                       ========= =========
Shares calculation:
 Average basic shares outstanding.....   38,440    29,598
 Effect of dilutive securities........     --          53
                                       --------- ---------
 Total shares used to compute
 diluted net income (loss) per share..   38,440    29,651
                                       ========= =========

Basic net income (loss) per share.....   ($0.14)    $0.00
                                       ========= =========

Diluted net income (loss) per share...   ($0.14)    $0.00
                                       ========= =========
Antidilutive potential shares of
 common stock at period end:
  Warrants............................      952     2,686
  Options.............................    7,703     6,221
  Mandatorily redeemable
    convertible preferred stock.......    2,148      --
                                       --------- ---------
                                         10,803     8,907
                                       ========= =========

      In periods where we have a reported loss or in cases where stock options, warrants and mandatorily redeemable convertible preferred stock have an exercise price greater than the market price of the common shares for the period, they are excluded from the per share calculation as they are antidilutive.

Comprehensive income (loss)

      We report components of comprehensive income (loss) in our annual consolidated statement of stockholders' equity. Other comprehensive income (loss) consists of net income and foreign currency translation adjustments. Our total comprehensive earnings were as follows:

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Net income (loss).....................  ($1,015)     $104
Other comprehensive gain (loss).......      (65)       80
                                       --------- ---------
Total comprehensive income (loss).....  ($1,080)     $184
                                       ========= =========

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The staff accounting bulletin is effective no later than the second quarter of our fiscal year 2000. We are currently reviewing the effect of SAB 101 on our consolidated results of operations, financial position and cash flows.

     In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In July 1999, the FASB issued FAS No. 137 that deferred the effective date of adoption of FAS 133 for one more year. We will adopt FAS 133 no later than the third quarter of fiscal year 2000. We are currently reviewing the effect of FAS 133 on our consolidated results of operations, financial position and cash flows.

     In March 2000, the Financial Standards Board issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

2. Segment information

      We are a leading provider of information appliance and e-business software solutions that allow our customers to extend their business information systems to the Internet and to wireless information devices, for business-to-business applications. The following table presents information based on our method of internal reporting and on how we organize our revenue into groups of similar products:

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Embedded databases....................$   4,300 $   5,278
Application development environment...    1,177     1,249
Other tools and connectivity software.      496       570
                                       --------- ---------
  Total net product revenue...........$   5,973 $   7,097
                                       ========= =========

3. Mandatorily redeemable convertible preferred stock

      In December 1999, we completed a private placement of 12,500 shares of our Series A Cumulative Convertible Preferred Stock resulting in net proceeds of $11,200,000, after deducting expenses associated with the offering.

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Balance at beginning of period........$  10,360 $    --
Dividend..............................      141      --
Accretion to redemption value.........    4,125      --
                                       --------- ---------
                                      $  14,626 $    --
                                       ========= =========

      In accordance with the rights of the preferred stockholders we have accrued a cumulative dividend for the three months ended March 31, 2000 at the rate of 4.5% per annum. This dividend is due and payable in-kind on March 31, 2000.

      Had we not been able to register the shares of common stock underlying the preferred stock within 150 days of issuance of the preferred stock, the preferred stockholders would have been able to redeem the preferred stock at 125% of face value. To reflect this potential liability we have accreted the preferred stock balance to 125% of the face value of the preferred stock outstanding, over a period of 150 days, prorated for the three months ended March 31, 2000. However, as we received notice of effective registration on April 3, 2000, no such liability exists and we will not be accreting further for this event.

4. Subsequent event

      On April 3, 2000 our registration statement on Form S-3, in compliance with the Securities Act of 1933, as amended, registering shares of common stock underlying the mandatorily redeemable convertible preferred stock issued December 30, 1999 and associated warrants, was declared effective. In accordance with the terms of the Certificate of Designation of the preferred stock (the "Certificate") we then issued a conversion notice to the holders of the preferred stock requiring them to convert all of their outstanding preferred stock holdings to common stock over the period beginning April 17, 2000 and ending May 30, 2000. As of May 2, 2000 all of the preferred stock was converted to 3,099,000 shares of common stock. In accordance with the Certificate, during the Company- directed conversion period, the number of shares issued was determined by dividing the face value of the preferred stock by the lesser of $5.82 or the lowest of the daily weighted average trading prices on the NASDAQ SmallCap or National Market 10 days prior to the selected conversion date within the conversion period, $4.093.

Item 2. Management's discussion and analysis of financial condition and results of operations

      We are a leading provider of information appliance and e-business software solutions. We extend information systems to the Internet and to wireless information devices for business-to-business applications. Our family of products, which provide end-to-end functionality in these environments, includes a scalable Internet development environment (CTD), a dynamic wireless connectivity solution (eSNAPP), and a range of powerful, secure embeddable databases (SQLBase SafeGarde, Velocis, RDM and db.linux). In essence, we make the software our customers use to create sophisticated Web and wireless applications.

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

      You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I-Item 1 of this quarterly report, and the audited consolidated financial statements and accompanying notes, and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations:

Net product revenues

      The following table presents our net product revenues by product line and approximate percentage of total revenues for the three months ended March 31, 2000 and March 31, 1999:

                                           Three Months Ended March 31,
                                      ---------------------------------------
                                            2000                1999
                                      ------------------- -------------------
                                         (in        % of     (in        % of
                                      thousands)    total thousands)    total
Embedded databases...................   $4,300        72%  $5,278        74%
Application development environment..    1,177        20     1,249        18
Other tools and connectivity software      496         8       570         8
                                      --------- --------- --------- ---------
  Total net product revenue..........   $5,973       100%  $7,097       100%
                                      ========= ========= ========= =========

      Net product revenues decreased $1,124,000, or 16%, for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. The decrease is primarily due to a 50% decline in net sales of SQLBase, an embedded database product primarily used in desktop client/server applications. This decrease was partially offset by sales of Velocis Database Server, our scalable database server used largely in Web- centric applications, and RDM, a small-footprint embedded database, which is used primarily in embedded device applications. This is indicative of what we believe is a market trend wherein customers are shifting incremental information technology spending away from desktop client server applications to Web-centric applications, coupled with competitive pressure from large competitors that offer scalable database environments. Net revenues from sales of our development environment, CTD, in the first quarter of 2000 were relatively flat compared with the first quarter of 1999. Our new connectivity product offering, eSNAPP, was available only in limited release format during the three months ended March 31, 2000 and there are no revenues reported to date for this product. We anticipate our latest release of CTD, CTD 2000, and eSNAPP version 2.0, a general release product, to be available in the second quarter of 2000.

Net service revenues

      Net service revenues primarily comprises fees that entitle our customers to the right to receive product revision upgrades and updates as and when they become available, telephone support and consulting services.

      Net service revenues increased 22% to $6,431,000 for the three months ended March 31, 2000, from $5,272,000 for the three months ended March 31, 1999, primarily due to a growth in the consulting business following the acquisition of Raima Corporation, increased European training revenue and timing differences in the amortization of license maintenance support.

Total net revenues by geographic region

      The following table presents a summary of operations by geographic region. Revenues have been allocated to geographic regions based primarily upon destination of product shipment.

                                           Three Months Ended March 31,
                                      ---------------------------------------
                                            2000                1999
                                      ------------------- -------------------
                                         (in        % of     (in        % of
                                      thousands)    total thousands)    total
North America........................   $5,075        41%  $5,640        46%
Europe...............................    6,023        49     5,711        46
Rest of the world....................    1,306        10     1,018         8
                                      --------- --------- --------- ---------
  Total net revenues.................  $12,404       100% $12,369       100%
                                      ========= ========= ========= =========

      North American net revenues fell 10% for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, while European net revenues increased 5% for the same periods. The drop in North American net revenues primarily reflects the decline in SQLBase revenue, reflecting the shift in demand to scalable Web-centric database environments and associated competitive pressures. Historically, the North American market has been an early indicator of paradigmatic market shifts and we anticipate that markets outside North America are also likely to be affected by this transition. While the European segment is experiencing similar pressure on a relative basis, the declines in SQLBase revenues in that region were more than offset by increases in consulting and other services.

      Revenues for the rest of the world increased 28% for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, largely due to a strong performance in the Asia Pacific region.

Cost of net product revenues

      Cost of product revenues includes the cost of production and the amortization of capitalized software. Cost of production includes the cost of subcontracted production and royalties for third party software. The table below presents these costs for the three months ended March 31, 2000 and March 31, 1999:

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Cost of production....................     $272      $516
Amortization of capitalized software..      156       321
                                       --------- ---------
  Total cost of product revenues......     $428      $837
                                       ========= =========
As a percentage of net product
  revenues............................        7%       12%
                                       ========= =========
As a percentage of net product
  revenues, excluding amortization
  of capitalized software.............        5%        7%
                                       ========= =========

      The decrease in cost of production was due principally to lower royalty costs for the three months ended March 31, 2000, compared with the three months ended March 31, 1999. Cost of product revenues as a percentage of net product revenues decreased to 7% for the three months ended March 31, 2000, from 12% for the three months ended March 31, 1999, due to both lower amortization of capitalized software and lower royalty costs for the three months ended March 31, 2000, compared with the three months ended March 31, 1999.

      We capitalize internal software development costs eligible for capitalization from the time that a project reaches technological feasibility until the time that the products derived from the project are released for sale. Software purchased from third parties and included in our products is also capitalized if technological feasibility for the project has been reached at the time of purchase. These capitalized costs are then amortized ratably over the useful life of the products, which is generally estimated to be two to three years.

      The decrease in the amortization of the capitalized software costs for the three months ended March 31, 2000, as compared with the three months ended March 31, 1999, is primarily due to software purchased from third parties and previously higher levels of internally capitalized costs becoming fully amortized during 1999.

Cost of net service revenues

      Cost of service consists primarily of personnel costs related to product license maintenance, training and technical support. The table below presents these costs for the three months ended March 31, 2000 and March 31, 1999:

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Total cost of service revenues........     $753      $956
                                       ========= =========
As a percentage of net service
  revenues............................       12%       18%
                                       ========= =========

      The decrease in the actual cost of service and the relative percentage of the cost of service revenues is primarily due to a reduction in headcount in the respective periods. By the end of 1999 we had reorganized our support department by transferring previously out-sourced support functions back in-house at a lower cost base while still maintaining or improving service levels.

Amortization of acquired products

      In June 1999, we capitalized $2,670,000 of acquired technology, as part of the acquisition of Raima Corporation. In the three months ended March 31, 2000 the associated amortization expense was $133,000.

Sales and marketing expenses

      Sales and marketing expenses consist principally of salaries, sales commissions and costs of advertising and marketing campaigns. The table below presents these costs for the three months ended March 31, 2000 and March 31, 1999:

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Total sales and marketing expenses....   $7,768    $6,820
                                       ========= =========
As a percentage of total net
  revenues............................       63%       55%
                                       ========= =========

      Sales and marketing expense increased for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to a planned increase in staffing in our sales and marketing organization, in anticipation of several major new product releases in the second quarter of 2000, along with the acquisition of Raima in June 1999.

Engineering and product development expenses

      The table below presents gross engineering and product development expenses, capitalized software development costs, and net engineering and product development expenses in dollar amounts and as a percentage of net revenues for the three months ended March 31, 2000 and March 31, 1999:

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Gross engineering and product
  development costs...................   $2,744    $1,906
Capitalized software
  development costs...................     (701)     (175)
                                       --------- ---------
Net engineering and product
  development costs...................   $2,043    $1,731
                                       ========= =========
As a percentage of net revenues:

Gross engineering and product
  development costs...................       22%       15%
                                       ========= =========
Net engineering and product
  development costs...................       16%       14%
                                       ========= =========

      Net engineering and product development expenses for the three months ended March 31, 2000 increased $312,000, or 18%, compared with the three months ended March 31, 1999.

      The increase in the gross engineering and product development expenses of $838,000, or 44%, for the three months ended March 31, 2000 compared with the three months ended March 31, 1999 is due primarily to increases in personnel as we expand our efforts to leverage core technologies into next generation products, combined with increased personnel related costs as a result of the additional workforce of Raima, which we acquired in June 1999.

      Capitalized software development costs increased 301% for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, due to two major product releases reaching technological feasibility just prior to the three months ended March 31, 2000.

      We believe that the development of new products and the enhancement of existing products are essential to our continued success, and we intend to continue to devote substantial resources to new product development.

General and administrative expenses

      General and administrative expenses consist primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. The table below presents these costs for the three months ended March 31, 2000 and March 31, 1999:

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Total general and administrative
  expenses............................   $2,194    $1,617
                                       ========= =========
As a percentage of total net
  revenues............................       18%       13%
                                       ========= =========

      General and administrative expenses increased $577,000, or 36%, for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, primarily due to increased personnel related costs as a result of the additional office associated with the Raima acquisition.

Amortization of goodwill and workforce intangible

      As part of the June 1999 acquisition of Raima, we capitalized $3,165,000 of goodwill, which is being amortized over its estimated period of benefit of 5 years, and $670,000 of workforce intangible, which is being amortized over its estimated period of benefit of 3 years. For the three months ended March 31, 2000, goodwill amortization expense was $152,000 and the workforce intangible amortization expense was $56,000.

Other income (expense), net

      Other income (expense), net is comprised of interest income, interest expense and gains or losses on foreign currency transactions. For the three months ended March 31, 2000 other income (expense) increased to net other income of $123,000 from a net other expense of $299,000 in the same three months of the prior year. This increase is due to higher interest income, as a result of larger cash balances on deposit, following the receipt of funds from the December 1999 private placement of preferred stock and exercises of common stock options and warrants in addition to favorable foreign exchange in the first quarter of 2000 as compared with the first quarter of 1999.

Provision for income taxes

      The provision for income taxes primarily relates to foreign withholding taxes. Due to our net losses and the availability of net operating loss carryforwards arising in prior years, no provision for U.S. income taxes was made for the three-month periods ended March 31, 2000 and March 31, 1999.

Accretion of mandatorily redeemable convertible preferred stock to redemption value

      The prorated accretion adjustment of $4,125,000, booked in the three months ended March 31, 2000, reflects the theoretical charge that would have resulted had we been unable to register the shares of common stock underlying the preferred stock within the required period for registration of 150 days. In the event that the shares had not been registered within the required timeframe, the preferred stockholders would then have been entitled to redeem the preferred stock at 125% of face value. Our liability would therefore have increased to 125% of the face value of the preferred stock. Even though the registration of the shares of common stock became effective on April 3, 2000, and we have no obligation to pay 125% of the face value, application of generally accepted accounting principles required us to accrete to this potential redemption value.

Mandatorily redeemable convertible preferred stock dividend

      The preferred stock cumulative dividend of $141,000 for the three months ended March 31, 2000 is accrued at the rate of 4.5% per annum, and was paid in the form of incremental preferred stock on March 31, 2000.

Liquidity and Capital Resources:

Cash flows

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                           (in thousands)
Cash and cash equivalents at
  beginning of period.................$  20,614 $   6,414
Net cash (used in) provided by:
  Operating activites.................      218     1,802
  Investing activities................     (737)     (449)
  Financing activities................    1,740      (517)
Effect of exchange rate changes
 on cash and cash equivalents.........      (65)       80
                                       --------- ---------
Cash and cash equivalents at
  end of period.......................$  21,770 $   7,330
                                       ========= =========

      Net cash from operating activities decreased $1,584,000 in the three months ended March 31, 2000 compared with the same period in 1999. This decrease is primarily due to the operating loss incurred in the first quarter of 2000 and larger reduction in accounts payable in the three months ended March 31, 2000 compared with the same period in 1999.

      Net cash used in investing activities increased $288,000 in the three months ended March 31, 2000 compared with the three months ended March 31, 1999. This increase is primarily attributed to increased levels of capitalization of software development costs, due to two major product releases reaching technological feasibility just prior to the three months ended March 31, 2000, offset in part by proceeds from a note receivable.

      Net cash from financing activities increased $2,257,000 in the three months ended March 31, 2000 compared with the three months ended March 31, 1999. This is largely due to cash received from the exercises of common stock options and warrants.

      We believe that expected cash flows from operations and existing cash balances will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for the next 12 months. We may, however, choose to raise cash for operational or other needs sometime in the future. If we need further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to our stockholders.

Working capital

      At March 31, 2000, our working capital, defined as current assets less current liabilities, increased $1,122,000 to $15,166,000 from $14,044,000 at December 31, 1999. This is largely a result of an increase in cash proceeds from the issuance of common stock arising from exercises of common stock options and warrants.

      Excluding the impact of deferred product and support revenue of $13,671,000 at March 31, 2000, our working capital increased by $870,000 to $28,837,000 during the three months ended March 31, 2000. Deferred product and service revenue reflects a delay in recognition of revenue in accordance with contractual agreements and requires minimal future monetary resources of Centura.

      Our capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to our business, which we may consider from time to time. We regularly evaluate such opportunities. Any such transaction, if consummated, may further reduce our working capital or require the issuance of our common stock.

Foreign currency forward contracts

      At March 31, 2000 we had $3,774,000 in unsecured foreign currency forward contracts denominated in four European currencies, including German Deutschemarks, British Pounds Sterling, Dutch Guilders and Italian Lire, as well as Australian Dollars, as part of a program to reduce the financial exposure arising from foreign denominated monetary assets and liabilities.

Debt financing

     In February 2000, we amended our $5,000,000 asset based loan facility. Under this amended agreement, we may borrow up to $5,000,000, collateralized by our accounts receivable, combined with a $500,000 capital equipment facility. The loan balance is limited to the lower of $5,000,000, or 85% of our eligible receivables derived from customers located in the United States and the United Kingdom, plus 25% of our eligible receivables derived from approved customers located outside the United States and the United Kingdom. The interest rate is 2.0% above the Bank of America Reference Rate, with provisions for a reduced interest rate if we achieve certain financial covenants. This agreement matures at the end of January 2002, at which time we have the option to renew the agreement for an additional one-year term. If we terminate this agreement prior to January 2002, we will incur an early termination fee of $50,000.

     At March 31, 2000, we had drawn $2,522,000 on the loan facility and were paying an interest rate of 2.0% above the Bank of America Reference Rate of 9.0%.

Factors That May Affect Future Results:

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

      In addition, our quarterly operating results will depend on a number of other factors that are difficult to forecast, including, but not limited to the following risk factors.

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

     A number of factors are likely to cause variations in our quarterly and annual results. From time to time, we or our competitors may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. The announcement of currently planned or other new products may also cause customers to delay their purchasing decisions in anticipation of such products. We may therefore occasionally experience a reduction in demand for our existing products and decreased sales.

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

     We are also increasingly dependent on the efforts of third-party partners, including value-added resellers, and software developers, to develop, implement, service and support our products. These third parties increasingly have opportunities to select from a very broad range of products from our competitors, many of whom have greater resources and market acceptance than ours. In order for our products and services to succeed in the market, we must actively recruit and sustain relationships with these third parties.

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

     To date, substantially all of our revenues have been derived from the licensing of software products for PC client/server systems and other embedded software environments. Licensing of such products, in addition to the licensing of products for use in always-connected, occasionally- connected, connected-on-demand and Web-based host information system environments and related consulting and support services, is expected to continue to account for substantially all of our revenues for the foreseeable future. With the increasing focus on enterprise-wide systems that embrace the Web, some customers may opt for solutions that favor mainframe or mini-computer solutions with associated Web connectivity.

     The market for information appliance and e-business software in general, and the segments of such market addressed by our products in particular, are relatively new. Our future financial performance will depend in part on the continued expansion of this market and these market segments and the growth in the demand for other products developed by us, as well as increased acceptance of our products by information technology professionals. We cannot assure you that the market for information appliance and e-business software in general, and the relevant segments of the market addressed by our products in particular, will continue to grow, or that we will be able to respond effectively to the evolving requirements of the market and market segments, or that information technology professionals will accept our products. If we are not successful in developing, marketing, localizing and selling applications that gain commercial acceptance in these markets and market segments on a timely basis, our competitive position may suffer and our revenues may decrease.

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

     The information appliance and e-business software market is intensely competitive and rapidly changing. Some of our products are specifically targeted at the emerging portion of this market relating to complete and secure integration solutions for always, occasionally, and connected-on-demand mobile enterprise, Information Appliance, intelligent device and Web-based host information system environments. Our current and prospective competitors offer a variety of solutions to address this market segment. Competitors include Aether Systems, Allaire, Borland.com (Inprise), Citrix, IBM, Microsoft, Oracle, Puma, SilverStream, Sybase's SQL Anywhere and Powersoft Divisions, Synchrologic and Tibco. With the emergence of the Web as an important platform for application development and deployment and a variety of newly created Java based development tools, additional competitors or potential competitors have emerged with longer operating histories, significantly greater financial, technical, sales, marketing and other resources, greater name recognition, larger installed customer bases and established relationships with some of our customers.

     Our competitors could in the future introduce products with more features and lower prices than our offerings. These companies could also bundle existing or new products with more established products to compete with us. Furthermore, as the Information Appliance and e-business markets expand, a number of companies, with significantly greater resources than ours, could attempt to increase their presence in these markets by acquiring or forming strategic alliances with our competitors, or by introducing products specifically designed for these markets.

Any termination or significant disruption of our relationships with any of our resellers or distributors, or the failure by such parties to renew agreements with us, could harm our sales.

     We rely on relationships with value-added resellers and independent third-party distributors for a substantial portion of our sales and revenues, particularly in international markets. We also maintain strategic relationships with a number of vertical software vendors and other technology companies for marketing or resale of our products. Some of our resellers and distributors also offer competing products. Most of our resellers and distributors are not subject to any minimum purchase requirements, they can cease marketing our products at any time, and they may from time to time be granted stock exchange or rotation rights. Moreover, the introduction of new and enhanced products may result in higher product returns and exchanges from distributors and resellers. In addition, the distribution channels through which client/server software products are sold have been characterized by rapid change, including consolidations and financial difficulties of distributors, resellers and other marketing partners including some of our current distributors. The bankruptcy, deterioration in financial condition or other business difficulties of a distributor or retailer could render our accounts receivable from such entity uncollectable. We cannot assure you that our distributors or resellers will continue to purchase our products in the same amounts, if at all, or to provide our products with adequate promotional support. Termination of any of our relationships with distributors or resellers could negatively affect our sales.

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

Our inability to adequately protect our proprietary technology may result in us losing our competitive position.

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

     Third parties may also claim infringement by us with respect to current or future products. We expect that we will increasingly be subject to such claims as the number of products and competitors in the Information Appliance and e-business markets grow and the functionality of such products overlaps with other industry segments. In the past, we have received notices alleging that our products infringe trademarks of third parties. We have historically dealt with and will in the future continue to deal with such claims in the ordinary course of business, evaluating the merits of each claim on an individual basis. There are currently no material pending legal proceedings against us regarding trademark infringement.

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

     As of March 31, 2000, we had outstanding warrants to purchase 952,000 shares of our common stock and options to purchase 7,703,000 shares of our common stock. Future issuance of such shares of our common stock according to any of these outstanding securities will dilute the beneficial ownership of our stockholders. In addition, sales, including block sales, of a significant number of shares of common stock, or the potential for such sales, could adversely affect the prevailing stock market price for our common stock. This effect may be particularly significant because these shares represent a large percentage of our total outstanding stock.

Conversion of our Series A Cumulative Convertible Preferred Stock and exercise of the related warrants may dilute the interests of existing stockholders.

     On December 30, 1999 we issued 12,500 shares of our Series A Cumulative Convertible Preferred Stock, all of which has since been converted to common stock, and an option to purchase 6,000 shares of Series A Cumulative Convertible Preferred Stock and warrants to purchase shares of common stock. So long as these securities remain outstanding and unconverted or unexercised, the terms under which we could obtain additional equity financing may be adversely affected. To the extent of any conversion or exercise of these securities, the interests of our existing stockholders will be diluted proportionately. Dilution will increase significantly if the option to purchase additional shares of preferred stock is exercised and the price of our common stock remains consistently below the maximum conversion price of $5.82, since these conditions would result in the conversion of larger amounts of our common stock than would occur if our common stock price remains above the maximum conversion price of $5.82. In addition, as more shares of preferred stock are converted, our common stock price may decline further.

If we are deemed to have issued 20% or more of our outstanding common stock in connection with the private placement of our series A cumulative convertible preferred stock, we may be required to delist our shares from the NASDAQ National Market.

      In accordance with NASD Rules 4310 and 4460, which require stockholder approval of any transaction that would result in the issuance of securities representing 20% or more of an issuer's outstanding listed securities, we are not obligated to issue shares of our common stock upon conversion of the Series A Cumulative Convertible Preferred Stock in excess of 19.99% of our outstanding common stock on December 30, 1999, the date of issuance of the preferred stock, or approximately 7,465,771 shares of common stock. However, if the NASD determines that we have issued 20% or more of our outstanding common stock in connection with our private placement of the preferred stock, or that we have violated any other NASD rule, we risk being delisted from the NASDAQ National Market.

Item 3. Quantitative and qualitative disclosure about market risk

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

     At March 31, 2000, we have a total of $3,774,000 in 30-day forward contracts. The US dollar equivalent balance at March 31, 2000 for each of the currencies held comprises: German Deutschemarks ($863,000), British Pounds Sterling ($1,863,000), Dutch Guilders ($309,000), Italian Lire ($395,000) and Australian Dollars ($344,000). The carrying value of these financial instruments approximates their respective fair values.

     While we hedge certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may adversely impact our ability to contract for sales in U.S. dollars and our products and services may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

     Our international business is also subject to risks customarily encountered in foreign operations, including changes in specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

     We are subject to interest rate risk on our investment portfolio. However, our portfolio consists of only cash and cash equivalents at March 31, 2000, and thus our interest rate risk is immaterial.

     We are further subject to interest rate risk on our asset based loan facility, however we believe that the adverse movements of interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

     As of March 31, 2000, to the best of our knowledge there were no pending actions, potential actions, claims or proceedings against us that could reasonably be expected to result in damages to us which would have a material adverse effect on our business, results of operations or financial condition. We exist in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against us, our officers and directors, and as such no estimate is made in our financial statements for such unknown claims or liabilities.

Item 2. Changes in securities and use of proceeds

     Not applicable

Item 3. Defaults upon senior securities

     Not applicable

Item 4. Submission of matters to a vote of security holders

     Not applicable

Item 5. Other information

     Not applicable

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits:

     27.1 Financial data schedule

     (b) Reports on Form 8-K

     Current report on Form 8-K, dated December 30, 1999 and filed on January 5, 2000 reported that we had closed a private placement of equity securities.

CENTURA SOFTWARE CORPORATION

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURA SOFTWARE CORPORATION

(Registrant)
Dated: May 11, 2000

By:	/s/ Richard Lucien

Richard Lucien
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)