Form 10-Q
period 2000-06-30
CENTURA SOFTWARE CORP
filed 2000-08-11
CIK 895021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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
COMMON STOCK, $0.01 PAR VALUE PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

      As of July 31, 2000, there were 42,498,041 shares of the Registrant's Common Stock outstanding.

CENTURA SOFTWARE CORPORATION
FORM 10-Q for the Quarter Ended June 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial statements and supplementary data

Condensed consolidated balance sheets at June 30, 2000 and December 31, 1999	**

Condensed consolidated statements of operations for the three months and six months ended June 30, 2000 and 1999	**

Condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999	**

Notes to condensed consolidated financial statements	**

Item 2. Management's discussion and analysis of financial condition and results of operations	**

Item 3. Quantitative and qualitative disclosures about market risk	**

PART II. OTHER INFORMATION

Item 1. Legal proceedings	**

Item 2. Changes in securities and use of proceeds	**

Item 3. Defaults upon senior securities	**

Item 4. Submission of matters to a vote of security holders	**

Item 5. Other information	**

Item 6. Exhibits and reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial statements and supplementary data

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(IN THOUSANDS)

                                                       June 30,     December 31,
                                                         2000          1999
                                                     ------------  ------------
                            ASSETS
Current assets:
   Cash and cash equivalents........................     $17,957       $20,614
   Accounts receivable, less allowances
     of $1,404 and $1,209...........................      11,455        14,394
   Other current assets.............................       4,546         4,970
                                                     ------------  ------------
     Total current assets...........................      33,958        39,978
Property and equipment, net.........................       3,584         3,541
Capitalized software, net...........................       2,254         1,035
Goodwill, net.......................................       2,710         2,694
Other intangible assets, net........................       3,229         3,686
Other assets........................................         547           546
                                                     ------------  ------------
                                                         $46,282       $51,480
                                                     ============  ============

   LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations.........        $447          $430
   Accounts payable.................................       2,508         2,782
   Accrued compensation and related expenses........       1,809         1,759
   Short-term borrowings............................       2,605         3,302
   Other accrued liabilities........................       3,549         3,738
   Deferred revenue.................................      12,484        13,923
                                                     ------------  ------------
     Total current liabilities......................      23,402        25,934
Other long-term liabilities.........................         237           501
                                                     ------------  ------------
                                                          23,639        26,435
                                                     ------------  ------------
Mandatorily redeemable convertible preferred
   stock............................................      --            10,360
                                                     ------------  ------------

Stockholders' Equity:
   Common stock.....................................         424           375
   Additional paid-in capital.......................     109,602        95,978
   Accumulated other comprehensive loss.............        (382)         (452)
   Accumulated deficit..............................     (87,001)      (81,216)
                                                     ------------  ------------
     Total stockholders' equity ....................      22,643        14,685
                                                     ------------  ------------
                                                         $46,282       $51,480
                                                     ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------- --------------------
                                           2000      1999      2000      1999
                                        --------- --------- --------- ----------
Net revenues:
   Product.............................   $3,867    $5,527    $9,840    $12,624
   Service.............................    6,282     5,384    12,713     10,656
                                        --------- --------- --------- ----------
     Total net revenues................   10,149    10,911    22,553     23,280
                                        --------- --------- --------- ----------
Cost of revenues:
   Product.............................      705     1,124     1,133      1,961
   Service.............................      638       944     1,391      1,900
   Amortization of acquired technology.      134        45       267         45
                                        --------- --------- --------- ----------
     Total cost of revenues............    1,477     2,113     2,791      3,906
                                        --------- --------- --------- ----------
     Gross profit......................    8,672     8,798    19,762     19,374
                                        --------- --------- --------- ----------
Operating expenses:
   Sales and marketing.................    8,202     6,643    15,970     13,179
   Engineering and product development.    1,861     2,340     3,904      4,355
   General and administrative..........    2,871     2,679     5,065      4,296
   Amortization of goodwill and
     workforce intangible..............      501        61       709         61
                                        --------- --------- --------- ----------
     Total operating expenses..........   13,435    11,723    25,648     21,891
                                        --------- --------- --------- ----------
      Operating loss...................   (4,763)   (2,925)   (5,886)    (2,517)
Other income (expense):
   Interest income.....................      299        53       545        109
   Interest expense....................     (111)      (86)     (258)      (154)
   Foreign currency loss...............     (129)     (169)     (105)      (456)
                                        --------- --------- --------- ----------
Loss before income taxes...............   (4,704)   (3,127)   (5,704)    (3,018)
Provision for income taxes.............       66        34        81         39
                                        --------- --------- --------- ----------
Net loss...............................  ($4,770)  ($3,161)  ($5,785)   ($3,057)
                                        ========= ========= ========= ==========
Accretion of mandatorily redeemable
  convertible preferred stock to
  redemption value.....................      --        --     (4,125)      --
Mandatorily redeemable convertible
  preferred stock dividend.............      (47)      --       (188)      --
                                        --------- --------- --------- ----------
Net loss available to common
  stockholders.........................  ($4,817)  ($3,161) ($10,098)   ($3,057)
                                        ========= ========= ========= ==========

Net loss per share - basic and diluted.   ($0.12)   ($0.10)   ($0.26)    ($0.10)
                                        ========= ========= ========= ==========
Basic and diluted weighted average
  common shares........................   41,089    31,064    39,770     30,335
                                        ========= ========= ========= ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(IN THOUSANDS)

                                                              Six Months Ended
                                                                 June 30,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
Cash flows from operating activities:
  Net loss................................................   ($5,785)   ($3,057)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization.........................     2,391      1,648
    Provision for doubtful accounts, sales returns
     and allowances.......................................       273        145
    Issuance of stock options for services................       187         --
  Changes in assets and liabilities:
    Accounts receivable...................................     2,513      2,893
    Other current assets..................................      (186)       568
    Other assets..........................................         5       (333)
    Accounts payable and accrued liabilities..............      (455)        (8)
    Deferred revenue......................................    (1,439)      (479)
                                                           ---------- ----------
      Net cash provided by (used in) operating activities.    (2,496)     1,377
                                                           ---------- ----------
Cash flows from investing activities:
  Net cash acquired on acquisition........................        --        370
  Maturities of investments...............................        --        461
  Acquisition of property and equipment...................    (1,138)      (628)
  Capitalization of software costs........................    (1,638)      (255)
  Purchase of other intangibles...........................      (155)       (38)
  Proceeds from payment on note receivable................       513         --
                                                           ---------- ----------
      Net cash used in investing activities...............    (2,418)       (90)
                                                           ---------- ----------
Cash flows from financing activities:
  Repayment of short-term borrowings, net.................      (697)       248
  Repayment of capital lease obligation...................      (242)      (203)
  Proceeds from issuance of common stock, net.............     3,126         --
                                                           ---------- ----------
      Net cash provided by financing activities...........     2,187         45
                                                           ---------- ----------
Effect of exchange rate changes on cash and cash
 equivalents..............................................        70        167
                                                           ---------- ----------
Net increase in cash and cash equivalents.................    (2,657)     1,499
Cash and cash equivalents at beginning of period..........    20,614      6,414
                                                           ---------- ----------
Cash and cash equivalents at end of period................   $17,957     $7,913
                                                           ========== ==========

Supplemental disclosure of non cash financing activities:

    Accretion of mandatorily redeemable convertible
      preferred stock to redemption value.................    $4,125         $--
                                                           ========== ==========
    Mandatorily redeemable convertible preferred
      stock dividend......................................      $188         $--
                                                           ========== ==========
    Conversion of operating lease to capital lease........        $--    $1,300
                                                           ========== ==========
    Conversion of mandatorily redeemable convertible
      preferred stock to common stock.....................   $14,673         $--
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

1. Summary of significant accounting policies

Method of preparation

     The accompanying condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statement of operations for the three and six month periods ended June 30, 2000 and June 30, 1999, and cash flows for the six month periods ended June 30, 2000 and 1999 are unaudited. In our opinion, all adjustments which are normal, recurring and necessary for a fair statement of the financial position, results of operations and of cash flows have been made for all periods presented.

     The balance sheet as of December 31, 1999 has been derived from our audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Annual Report on Form 10-K.

     The results of operations for the three and six month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year. This financial data should be reviewed in conjunction with management's discussion and analysis of financial condition and results of operation and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Net loss per share

     Basic net loss per share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each respective period. Diluted net loss per share is calculated giving effect to all dilutive potential shares of common stock that were outstanding during each respective period. Dilutive potential shares of common stock could consist of mandatorily redeemable convertible preferred stock, stock options and warrants.

     However, in periods where we have a reported loss or in cases where stock options, warrants and mandatorily redeemable convertible preferred stock have an exercise price greater than the market price of the common shares for the period, they are excluded from the per share calculation as they are antidilutive.

                                             June 30,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                       (in thousands)
Antidilutive potential shares of
 common stock at period end:
  Warrants............................      923     2,686
  Options.............................    8,007     6,136
                                       --------- ---------
                                          8,930     8,822
                                       ========= =========

Comprehensive loss

     We report components of comprehensive loss in our annual consolidated statement of stockholders' equity. Other comprehensive loss consists of net loss and foreign currency translation adjustments. Our total comprehensive loss was as follows:

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                   (in thousands)
Net loss..............................  ($4,770)  ($3,161)  ($5,785)  ($3,057)
Other comprehensive gain..............      135        87        70       167
                                       --------- --------- --------- ---------
Total comprehensive loss..............  ($4,635)  ($3,074)  ($5,715)  ($2,890)
                                       ========= ========= ========= =========

Recent Accounting Pronouncements

     In March 2000, the Financial Standards Board issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the effects of the provisions which are specific to events after December 15, 1998 and January 12, 2000 will not have a material effect on our financial position and results of operation on adoption of FIN 44. We are currently evaluating the impact of the adoption of the remaining provisions of FIN 44 on our financial position and results of operations.

     In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 provides guidance for revenue recognition under certain circumstances. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. We are currently reviewing the effect of SAB 101 on our consolidated results of operations, financial position and cash flows.

     In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. We are currently reviewing the impact of adoption of this statement on our consolidated results of operations, financial position and cash flows.

2. Segment information

     We are a leading global provider of solutions that mobilize the enterprise, allowing our customers to extend their business information systems to the Internet and to wireless information devices, for business-to-business applications. The following table presents information based on our method of internal reporting and on how we organize our revenue into groups of similar products:

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                  (in thousands)
Embedded databases....................$   2,593 $   4,020 $   6,893 $   9,298
Application development environment...    1,101     1,295     2,278     2,544
Other tools and connectivity software.      173       212       669       782
                                       --------- --------- --------- ---------
  Total net product revenue...........$   3,867 $   5,527 $   9,840 $  12,624
                                       ========= ========= ========= =========

3. Mandatorily redeemable convertible preferred stock

     In December 1999, we completed a private placement of 12,500 shares of our series A preferred stock resulting in net proceeds of $11,200,000, after deducting expenses associated with the offering.

     In accordance with the rights of the preferred stockholders we accrued a cumulative dividend, at the rate of 4.5% per annum up until May 1, 2000, being the date that the preferred stock was converted into shares of common stock.

     Had we not been able to register the shares of common stock underlying the preferred stock within 150 days of issuance of the preferred stock, the preferred stockholders would have been able to redeem the preferred stock at 125% of face value. To reflect this potential liability we accreted the preferred stock balance to 125% of the face value of the preferred stock outstanding, over a period of 150 days, prorated for the three months ended March 31, 2000. However, as we received notice of effective registration on April 3, 2000, as discussed in the next paragraph, no such liability exists and we have not accreted further for this event in the three months ended June 30, 2000.

     On April 3, 2000 our registration statement on Form S-3, as amended, registering shares of common stock underlying the mandatorily redeemable convertible preferred stock issued December 30, 1999 and associated warrants, was declared effective. In accordance with the terms of the Certificate of Designation of the preferred stock (the "Certificate") we then issued a conversion notice to the holders of the preferred stock requiring them to convert all of their outstanding preferred stock holdings to common stock over the period beginning April 17, 2000 and ending May 30, 2000. On May 1, 2000 all of the preferred stock was converted to 3,099,000 shares of common stock. In accordance with the Certificate, during the Company-directed conversion period, the number of shares issued were determined by dividing the face value of the preferred stock by the lesser of $5.82 or the lowest of the daily weighted average trading prices on the NASDAQ Small Cap or National Market 10 days prior to the selected conversion date within the conversion period, which was $4.093.

     Mandatorily redeemable convertible preferred stock consists of the following:

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                   (in thousands)
Balance at beginning of period........$  14,626 $    --      10,360 $    --
Dividend..............................       47      --         188      --
Accretion to redemption value.........     --        --       4,125      --
Conversion to shares of common stock..  (14,673)     --     (14,673)     --
                                       --------- --------- --------- ---------
                                      $    --   $    --        --   $    --
                                       ========= ========= ========= =========

Item 2. Management's discussion and analysis of financial condition and results of operations

     We are a leading global provider of solutions that mobilize the enterprise. We extend information systems to the Internet and to wireless information devices, for business-to-business applications. Our family of products, which as a whole provides end-to-end functionality in these environments, include a scalable Internet development environment (CTD), a dynamic wireless connectivity solution (eSNAPP), and a range of powerful, secure embedded databases (SQLBase SafeGarde, Velocis, RDM and db.star). In essence, we make the software our customers use to create sophisticated Web and wireless applications.

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate", "believe", "will", "may", "intend" and "expect" and similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q. In evaluating our business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

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

Results of Operations:

Net product revenue

     The following table presents our net product revenues by product line and approximate percentage of total revenues for the three months ended June 30, 2000 and June 30, 1999:

                                          Three Months Ended June 30,
                                      ---------------------------------------
                                            2000                1999
                                      ------------------- -------------------
                                         (in      % of        (in      % of
                                      thousands)   total     thousands) total
Embedded databases...................   $2,593        67%  $4,020        73%
Application development environment..    1,101        29     1,295        23
Other tools and connectivity software      173         4       212         4
                                      --------- --------- --------- ---------
  Total net product revenue..........   $3,867       100%  $5,527       100%
                                      ========= ========= ========= =========

     Net product revenues decreased $1,660,000, or 30% for the three months ended June 30, 2000 compared with the three months ended June 30, 1999. This decrease is primarily due to a 49% decline in net sales of SQLBase, an embedded database product primarily used in desktop client/server applications, and was partially offset by sales of Velocis Database Server, our scalable database server used largely in Web-centric applications, and RDM, a small footprint embedded database, which is used primarily in embedded device applications. This reflects the continuation of what we believe is a market trend wherein customers are shifting incremental information technology development away from desk-top client server applications to Web-centric applications, coupled with competitive pressure from large competitors that offer scalable database environments.

     Net revenues from our development environment, CTD, decreased $194,000, or 15% for the three months ended June 30, 2000 compared with the three months ended June 30, 1999. Our latest release of CTD, CTD 2000 was released late in the 2000 second quarter, which had a negative impact on the potential incremental revenue which typically follows a new product version release. Also, we believe that the increasing strength and reliability of network bandwidth has allowed the emergence of application service providers, or ASPs, as a serious business alternative to in-house, self-hosted applications. The ASP model involves the hosting of enterprise or other business application software by a third party, typically in exchange for monthly remuneration. We believe this has created a general hesitancy in buying decisions among corporate information technology professionals and independent software developers as they evaluate the efficacy of the ASP approach. This has contributed to what we believe is a general slowdown in major Internet application projects in which our newly released development environment CTD 2000 could be implemented. We believe this slowdown resulted in the deferral and potential loss of business at the end of the quarter.

     Our new connectivity product offering, eSNAPP, version 2.0, a general release product, was released at the end of the second quarter of 2000 and as such there are no significant revenues reported to date for this product.

     The following table presents our net product revenues by product line and approximate percentage of total revenues for the six months ended June 30, 2000 and June 30, 1999:

                                            Six Months Ended June 30,
                                      ---------------------------------------
                                            2000                1999
                                      ------------------- -------------------
                                          (in     % of        (in     % of
                                        thousands) total    thousands) total
Embedded databases...................   $6,893        70%  $9,298        74%
Application development environment..    2,278        23     2,544        20
Other tools and connectivity software      669         7       782         6
                                      --------- --------- --------- ---------
  Total net product revenue..........   $9,840       100% $12,624       100%
                                      ========= ========= ========= =========

     Net product revenues decreased $2,784,000, or 22% for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. The decline is due to the same factors that caused the quarter over quarter decrease.

Net service revenue

     Net service revenue primarily comprises fees that entitle our customers to the right to receive product revision upgrades and updates as and when they become available, telephone support and consulting services.

     Net service revenue increased 17% to $6,282,000 for the three months ended June 30, 2000, from $5,384,000 for the three months ended June 30, 1999, due to increased amortization of license maintenance and telephone support, due to the relatively larger deferred revenue balances at the end of 1999 and the growth in the consulting business.

     Net service revenue increased 19% to $12,713,000 for the six months ended June 30, 2000, from $10,656,000 for the six months ended June 30, 1999, primarily due to a growth in the consulting business following the acquisition of Raima Corporation in June 1999 and increased amortization of license maintenance and telephone support, due to the relatively larger deferred revenue balances at the end of 1999.

Total net revenues by geographic region

     The following table presents a summary of operations by geographic region for the three months ended June 30, 2000 and June 30, 1999. Revenues have been allocated to geographic regions based primarily upon destination of product shipment.

                                           Three Months Ended June 30,
                                      ---------------------------------------
                                             2000                1999
                                      ------------------- -------------------
                                         (in      % of        (in     % of
                                      thousands)   total   thousands)  total
North America........................   $4,226        42%  $4,164        38%
Europe...............................    4,705        46     5,474        50
Rest of the world....................    1,218        12     1,273        12
                                      --------- --------- --------- ---------
  Total net revenues.................  $10,149       100% $10,911       100%
                                      ========= ========= ========= =========

     North American net revenues and revenues from the rest of the world remained relatively flat for the three months ended June 30, 2000, compared with the three months ended June 30, 1999, while European net revenues fell 14% for the same periods. The drop in European net revenue primarily reflects the decline in SQLBase revenue, reflecting a shift in customer demand to scalable Web-centric database environments and associated competitive pressures. The North American market was not immune to the same shift in demand to Web-centric database environments, however the revenues in North America also reflect an increase in sales of our Velocis Database Server, a scalable database server used largely in Web- centric applications and RDM, a small footprint embedded database, which is used primarily in embedded device applications.

     The following table presents a summary of operations by geographic region for the six months ended June 30, 2000 and June 30, 1999:

                                             Six Months Ended June 30,
                                      ---------------------------------------
                                             2000                1999
                                      ------------------- -------------------
                                          (in     % of        (in     % of
                                       thousands)  total    thousands) total
North America........................   $9,301        41%  $9,804        42%
Europe...............................   10,728        48    11,185        48
Rest of the world....................    2,524        11     2,291        10
                                      --------- --------- --------- ---------
  Total net revenues.................  $22,553       100% $23,280       100%
                                      ========= ========= ========= =========

     North American net revenues fell 5% and European net revenues fell 4% for the six months ended June 30, 2000, compared with the six months ended June 30, 1999. Significant declines in SQLBase sales affected the results for both of these major markets. The revenues in North America reflected increases in sales of our Velocis Database Server and RDM products, while the European results reflected increases in our consulting and other service revenues for the six months ended June 30, 2000 compared with the six months ended June 30, 1999.

Cost of net product revenues

     Cost of product revenue includes the cost of production and the amortization of capitalized software. Cost of production includes the cost of subcontracted production and royalties for third party software. The table below presents these costs for the three and six months ended June 30, 2000 and June 30, 1999:

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                  (in thousands)
Cost of production....................     $539      $826      $811    $1,342
Amortization of capitalized software..      166       298       322       619
                                       --------- --------- --------- ---------
  Total cost of product revenues......     $705    $1,124    $1,133    $1,961
                                       ========= ========= ========= =========
As a percentage of net product
  revenues............................       18%       20%       12%       16%
                                       ========= ========= ========= =========
As a percentage of net product
  revenues, excluding amortization
  of capitalized software.............       14%       15%        8%       11%
                                       ========= ========= ========= =========

     The decrease in cost of production was due principally to lower royalty costs for the three months ended June 30, 2000, compared with the three months ended June 30, 1999. Cost of product revenue as a percentage of net product revenue decreased to 18% for the three months ended June 30, 2000, from 20% for the three months ended June 30, 1999, due to both lower amortization of capitalized software and lower royalty costs for the three months ended June 30, 2000, compared with the three months ended June 30, 1999.

     We capitalize internal software development costs which are eligible for capitalization from the time that a project reaches technological feasibility until the time that the products derived from the project are released for sale. Software purchased from third parties and included in our products is also capitalized if technological feasibility for the project has been reached at the time of purchase. These capitalized costs are then amortized ratably over the useful life of the products, which is generally estimated to be two to three years.

     The decrease in the amortization of the capitalized software costs for the three months ended June 30, 2000 as compared with the three months ended June 30, 1999 is primarily due to software purchased from third parties and previously higher levels of internally capitalized costs becoming fully amortized during 1999.

     Cost of product revenue as a percentage of net product revenue decreased to 12% for the six months ended June 30, 2000, from 16% for the six months ended June 30, 1999, due to the same factors that caused the quarter over quarter decrease.

Cost of net service revenue

     Cost of service consists primarily of personnel costs related to product license maintenance, training and technical support. The table below presents these costs for the three and six months ended June 30, 2000 and June 30, 1999:

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                   (in thousands)
Total cost of service revenues........     $638      $944    $1,391    $1,900
                                       ========= ========= ========= =========
As a percentage of net service
  revenues............................       10%       18%       11%       18%
                                       ========= ========= ========= =========

     The decrease in the actual cost of service and the relative percentage of the cost of service revenues is primarily due to a reduction in headcount in the respective periods. By the end of 1999 we reorganized our support department by completing the transfer of previously out- sourced support functions back to our in-house employees, resulting in a lower cost base while maintaining or improving service levels.

Amortization of acquired technology

     In June 1999, we capitalized $2,670,000 of acquired technology as part of the acquisition of Raima Corporation. In the three months ended June 30, 2000, the associated amortization expense was $134,000, and in the six months ended June 30, 2000, the associated amortization expense was $267,000.

Sales and marketing expenses

     Sales and marketing expenses consist principally of salaries, sales commissions and costs of advertising and marketing campaigns. The table below presents these costs for the three and six months ended June 30, 2000 and June 30, 1999:

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                  (in thousands)
Total sales and marketing expenses....   $8,202    $6,643   $15,970   $13,179
                                       ========= ========= ========= =========
As a percentage of total net
  revenues............................       81%       61%       71%       57%
                                       ========= ========= ========= =========

     Sales and marketing expense increased for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999, primarily due to an increase in staffing in our sales and marketing organizations in preparation for the new product releases in the second quarter of 2000, additional marketing costs associated with the launching of these new products and the acquisition of Raima Corporation towards the end of the second quarter of 1999.

Engineering and product development expenses

     The table below presents gross engineering and product development expenses, capitalized software development costs, and net engineering and product development expenses in dollar amounts and as a percentage of net revenue for the three and six months ended June 30, 2000 and June 30, 1999:

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                   (in thousands)
Gross engineering and product
  development costs...................   $2,798    $2,419    $5,542    $4,610
Capitalized software
  development costs...................     (937)      (79)   (1,638)     (255)
                                       --------- --------- --------- ---------
Net engineering and product
  development costs...................   $1,861    $2,340    $3,904    $4,355
                                       ========= ========= ========= =========
As a percentage of net revenues:

Gross engineering and product
  development costs...................       28%       22%       25%       20%
                                       ========= ========= ========= =========
Net engineering and product
  development costs...................       18%       21%       17%       19%
                                       ========= ========= ========= =========

     Net engineering and product development expenses for the three months ended June 30, 2000 decreased $479,000, or 20%, compared with the three months ended June 30, 1999, due to the increase in capitalized software development costs. The increase in the gross engineering and product development expenses of $379,000, or 16%, for the three months ended June 30, 2000 compared with the three months ended June 30, 1999 is due primarily to an increase in research and development outsourced to third party software development organizations as we expand our efforts to further leverage core technologies into next generation products.

     Capitalized software development costs increased 1086% for the three months ended June 30, 2000 compared with the three months ended June 30, 1999 due to five product releases having reached technological feasibility prior or during the three months ended June 30, 2000, compared to one product at comparable stages of development in the prior year.

     Net engineering and product development expenses for the six months ended June 30, 2000 decreased $451,000, or 10%, compared with the six months ended June 30, 1999, also due to increases in capitalized software development costs. The increase in the gross engineering and product development expenses of $932,000, or 20%, for the six months ended June 30, 2000 compared with the six months ended June 30, 1999 is due primarily to an increase in research and development undertaken by outside software houses as we expand our efforts to leverage core technologies into next generation products, combined with increased personnel related costs as a result of the additional workforce of Raima Corporation, which we acquired in June 1999.

      Capitalized software development costs increased 542% for the six months ended June 30, 2000 compared with the six months ended June 30, 1999 due more product releases having reached technological feasibility in the six months ended June 30, 2000 compared with the six months ended June 30, 1999.

      We believe that the development of new products and the enhancement of existing products are essential to our continued success, and we intend to continue to devote substantial resources to new product development.

General and administrative expenses

      General and administrative expenses consist primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. The table below presents these costs for the three and six months ended June 30, 2000 and June 30, 1999:

                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                   (in thousands)
Total general and administrative
  expenses............................   $2,871    $2,679    $5,065    $4,296
                                       ========= ========= ========= =========
As a percentage of total net
  revenues............................       28%       25%       22%       18%
                                       ========= ========= ========= =========

      General and administrative expenses increased $192,000, or 7% for the three months ended June 30, 2000 compared with the three months ended June 30, 1999 primarily due to costs associated with relisting on the Nasdaq National Market, preparing and mailing our Annual Report on Form 10-K and proxy materials.

Amortization of goodwill and workforce intangible

      As part of the June 1999 acquisition of Raima Corporation we capitalized $3,646,000 of goodwill, which is being amortized over its period of benefit of 5 years, and $670,000 of workforce intangible which is being amortized over its period of benefit of 3 years. For the three months ended June 30, 2000, goodwill amortization expense was $445,000 and the workforce intangible amortization expense was $56,000. For the six months ended June 30, 2000, goodwill amortization expense was $597,000 and the workforce intangible amortization expense was $112,000.

Other income (expense), net

      Other income (expense), net is comprised of interest income, interest expense and losses on foreign currency transactions. For the three months ended June 30, 2000 other income (expense), net increased $261,000 to other income, net of $59,000 from other expense, net of $202,000 in the same three months of the prior year. This increase is due to higher interest income, resulting from larger cash balances on deposit following the receipt of funds from the December 1999 private placement of preferred stock and exercises of common stock options and warrants.

      For the six months ended June 30, 2000 other income (expense), net increased $683,000 to other income, net of $182,000 from other expense, net of $501,000 in the same six months of the prior year. This increase is due to higher interest income, resulting from larger cash balances on deposit following the receipt of funds from the December 1999 private placement of preferred stock and exercises of common stock options and warrants and from favorable foreign exchange rates in the first quarter of 2000 as compared with the first quarter of 1999.

Provision for income taxes

      The provision for income taxes primarily relates to foreign withholding taxes. Due to our net losses and the availability of net operating loss carryforwards arising in prior years, no provision for U.S. income taxes was made for the three-month or six-month periods ended June 30, 2000 and June 30, 1999.

Liquidity and Capital Resources:

Cash flows

                                        Six Months Ended
                                             June 30,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                         (in thousands)
Cash and cash equivalents at
  beginning of period.................$  20,614 $   6,414
Net cash (used in) provided by:
  Operating activites.................   (2,496)    1,377
  Investing activities................   (2,418)      (90)
  Financing activities................    2,187        45
Effect of exchange rate changes
 on cash and cash equivalents.........       70       167
                                       --------- ---------
Cash and cash equivalents at
  end of period.......................$  17,957 $   7,913
                                       ========= =========

      Net cash from operating activities decreased $3,873,000 in the six months ended June 30, 2000 compared with the same period in 1999. This decrease is primarily due to the larger operating loss incurred in the first half of 2000 and larger reduction in deferred revenue in the six months ended June 30, 2000 compared with the same period in 1999.

      Net cash used in investing activities increased $2,328,000 in the six months ended June 30, 2000 compared with the six months ended June 30, 1999. This increase is primarily attributed to higher levels of capitalization of software development costs due to more product releases reaching technological feasibility in the six months ended June 30, 2000 compared with the same period in 1999, and due to higher levels of spending on property and equipment resulting from the relocation of two offices in the first half of 2000 following the expiration of their building leases.

      Net cash from financing activities increased $2,142,000 in the six months ended June 30, 2000 compared with the six months ended June 30, 1999. This is largely due to cash received from the exercises of common stock options and warrants.

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

Working capital

      At June 30, 2000, our working capital, defined as current assets less current liabilities, decreased $3,488,000, to $10,556,000 from $14,044,000 at December 31, 1999. This is largely a result of an increase in cash used in operating activities and a reduction in accounts receivable partly offset by a reduction in deferred revenue.

      Excluding the impact of deferred product and support revenue of $12,484,000, at June 30, 2000 our working capital was $23,040,000. Deferred product and service revenue reflects a delay in recognition of revenue in accordance with contractual agreements and requires minimal future monetary resources of Centura.

      Our capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to our business, which we may consider from time to time. We regularly evaluate such opportunities. Any such transaction, if consummated, may further reduce our working capital or require the issuance of our common stock.

Foreign currency forward contracts

      As part of a program to reduce the financial exposure arising from foreign denominated monetary assets and liabilities, at June 30, 2000 we had $4,010,000 in unsecured foreign currency forward contracts which were denominated in four European currencies: German Deutschemarks, British Pounds Sterling, Dutch Guilders and Italian Lire, as well as Australian Dollars.

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

     At June 30, 2000, we had drawn $2,605,000 on the loan facility and were paying an interest rate of 2.0% above the Bank of America Reference Rate of 9.5%.

Recent Accounting Pronouncements:

     In March 2000, the Financial Standards Board issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the effects of the provisions which are specific to events after December 15, 1998 and January 12, 2000 will not have a material effect on our financial position and results of operation on adoption of FIN 44. We are currently evaluating the impact of the adoption of the remaining provisions of FIN 44 on our financial position and results of operations.

      In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 provides guidance for revenue recognition under certain circumstances. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. We are currently reviewing the effect of SAB 101 on our consolidated results of operations, financial position and cash flows.

     In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. We are currently reviewing the impact of adoption of this statement on our consolidated results of operations, financial position and cash flows.

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

  mix of products sold; and

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

     Our quarterly and annual operating results have fluctuated significantly in the past and may continue to do so in the future. We have reported losses for the first two quarters of 2000, and we expect losses to continue for the second half of fiscal 2000. On an annual basis, we reported a loss of $3.2 million in 1999, a profit of $2.1 million in 1998 and a loss of $0.6 million for 1997. Our future operating results may be below the expectations of public market analysts or investors. We also may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter and consequently may not be able to adjust spending in a timely manner to compensate for the shortfalls. Accordingly, any significant shortfall in sales of our products or services in relation to our expectations or those of analysts or investors, could have an immediate adverse impact on the price of our common stock.

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

     Seasonal factors, including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows, may cause our operating results to fluctuate. Although we have operated historically with little or no backlog of traditional boxed product shipments, we have experienced a seasonal pattern of product revenue, contributing to variation in quarterly worldwide product revenues and operating results. We have generally realized lower revenues in the first quarter as compared with the immediately preceding fourth quarter of any given year and lower European revenues in the third quarter as compared to the rest of the year. We have also experienced a pattern of recording a substantial portion of our revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Our staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter. Delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products or the actual loss of product orders, can cause significant variations in operating results from quarter to quarter.

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

     In the second quarter of 2000 we have released major new versions of five of our primary products, eSNAPP, RDM, Velocis Database Server, db.star and Centura Team Developer, and our success depends on the ability of these products to perform well in various business hardware and software application environments, and on the ability of our consulting organization to successfully assist customers in their solutions development. Any failure to deliver these products and services as scheduled or their failure to achieve market acceptance as a result of competition, rapid technological change, failure to timely release new versions or upgrades, failure of such upgrades to achieve market acceptance or otherwise, could result in negative publicity and decreased sales.

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

     As of June 30, 2000, we had outstanding warrants to purchase 923,000 shares of our common stock and options to purchase 8,007,000 shares of our common stock. Future issuance of such shares of our common stock according to any of these outstanding securities will dilute the beneficial ownership of our stockholders. In addition, sales, including block sales, of a significant number of shares of common stock, or the potential for such sales, could adversely affect the prevailing stock market price for our common stock. This effect may be particularly significant because these shares represent a large percentage of our total outstanding stock.

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

     At June 30, 2000, we had a total of $4,010,000 in 30-day forward contracts. The US dollar equivalent balance at June 30, 2000 for each of the currencies held was as follows: German Deutschemarks ($846,000), British Pounds Sterling ($2,047,000), Dutch Guilders ($277,000), Italian Lire ($392,000) and Australian Dollars ($448,000). The carrying value of these financial instruments approximates their respective fair values.

     While we hedge certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may adversely impact our ability to contract for sales in U.S. dollars and our products and services may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

     Our international business is also subject to risks customarily encountered in foreign operations, including changes in a country or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

     We are subject to interest rate risk on our investment portfolio. However, our portfolio consisted of only cash and cash equivalents at June 30, 2000, and thus our interest rate risk was immaterial.

     We are further subject to interest rate risk on our asset based loan facility, however we believe that the adverse movements of interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

     As of June 30, 2000, to the best of our knowledge there were no pending actions, potential actions, claims or proceedings against us that could reasonably be expected to result in damages to us which would have a material adverse effect on our business, results of operations or financial condition. We exist in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against us, our officers and directors, and as such no estimate is made in our financial statements for such unknown claims or liabilities.

Item 2. Changes in securities and use of proceeds

     Not applicable

Item 3. Defaults upon senior securities

     Not applicable

Item 4. Submission of matters to a vote of security holders

     We held our Annual Meeting of stockholders on June 15, 2000. There were present at the meeting, in person or represented by proxy, the holders of 33,714,121 shares of our common stock, which represented approximately 86.3% of the outstanding shares of common stock entitled to vote. The matters voted on at the meeting and the votes cast were as follows:

     1. Election of directors to serve for the ensuing year or until their successors are elected and qualified.

Name of Nominee                               Votes Cast
------------------------------------          ------------

Edward Borey, Jr.................... For       33,515,859
                                     Withheld     198,262
Scott R. Broomfield................. For       33,515,182
                                     Withheld     198,939
Tom Clark........................... For       33,518,883
                                     Withheld     195,238
Jack King........................... For       33,514,085
                                     Withheld     200,036
Philip Koen......................... For       33,131,056
                                     Withheld     583,065
Peter Micciche...................... For       33,124,146
                                     Withheld     589,975

     2. The approval of an amendment to Centura's 1995 Stock Option Plan to increase the number of shares of common stock reserved for issuance by 1,900,000 shares, to an aggregate of 6,300,000 shares. There were 32,077,816 shares of common stock voting in favor, 1,513,858 shares of common stock voting against, 122,447 shares of common stock abstaining and 0 broker non-votes.

     3. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year-ending December 31, 2000. There were 33,539,901 shares of common stock voting in favor, 109,887 shares of common stock voting against, 64,333 shares of common stock abstaining and 0 broker non- votes.

Item 5. Other information

     Not applicable

Item 6. Exhibits and reports on Form 8-K

     (a) Exhibits:

     27.1 Financial data schedule

     (b) Reports on Form 8-K

     Not applicable

CENTURA SOFTWARE CORPORATION

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURA SOFTWARE CORPORATION

(Registrant)
Dated: August 11, 2000

By:	/s/ Richard Lucien

Richard Lucien
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)