Form 10-Q
period 2000-09-30
CENTURA SOFTWARE CORP
filed 2000-11-14
CIK 895021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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
COMMON STOCK, $.01 PAR VALUE PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

      As of October 31, 2000, there were 42,804,662 shares of the Registrant's Common Stock outstanding.

CENTURA SOFTWARE CORPORATION
FORM 10-Q for the Quarter Ended September 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements and Supplementary Data

Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	**

Notes to condensed consolidated financial statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     September 30,  December 31,
                                                         2000          1999
                                                     ------------  ------------
                            ASSETS
Current Assets:
   Cash and cash equivalents........................     $11,026       $20,614
   Accounts receivable, less allowances
     of $1,292 and $1,209...........................       9,751        14,394
   Other current assets.............................       4,597         4,970
                                                     ------------  ------------
     Total current assets...........................      25,374        39,978
Property and equipment, net.........................       4,612         3,541
Capitalized software, net...........................       2,031         1,035
Goodwill, net.......................................       2,158         2,694
Other intangible assets, net........................       3,000         3,686
Other assets........................................       3,047           546
                                                     ------------  ------------
     Total assets...................................     $40,222       $51,480
                                                     ============  ============

   LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term obligations.........        $456          $430
   Accounts payable.................................       3,699         2,782
   Accrued compensation and related expenses........       1,699         1,759
   Short-term borrowings............................       1,350         3,302
   Other accrued liabilities........................       2,968         3,738
   Deferred revenue.................................      13,260        13,923
                                                     ------------  ------------
     Total current liabilities......................      23,432        25,934
Other long-term liabilities.........................         134           501
                                                     ------------  ------------
                                                          23,566        26,435
                                                     ------------  ------------
Mandatorily redeemable convertible preferred
   stock............................................          --        10,360
                                                     ------------  ------------

Stockholders' Equity:
   Common stock.....................................         428           375
   Additional paid-in capital.......................     111,919        95,978
   Accumulated other comprehensive loss.............        (321)         (452)
   Accumulated deficit..............................     (95,370)      (81,216)
                                                     ------------  ------------
     Total stockholders' equity ....................      16,656        14,685
                                                     ------------  ------------
     Total liabilities and stockholders' equity ....     $40,222       $51,480
                                                     ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended    Nine Months Ended
                                           September 30,       September 30,
                                        ------------------- --------------------
                                           2000      1999      2000      1999
                                        --------- --------- --------- ----------
Net revenues:
   Product.............................   $2,284    $7,823   $12,124    $20,447
   Service.............................    5,189     5,949    17,902     16,605
                                        --------- --------- --------- ----------
     Net revenues......................    7,473    13,772    30,026     37,052
                                        --------- --------- --------- ----------
Cost of revenues:
   Product.............................      695       673     1,828      2,634
   Service.............................      930     1,290     2,776      3,252
   Amortization of acquired technology.      133       134       400        179
                                        --------- --------- --------- ----------
     Cost of revenues..................    1,758     2,097     5,004      6,065
                                        --------- --------- --------- ----------
     Gross profit......................    5,715    11,675    25,022     30,987
                                        --------- --------- --------- ----------
Operating expenses:
   Sales and marketing.................    8,433     6,955    23,948     20,072
   Engineering and product development.    2,751     2,327     6,655      6,682
   General and administrative..........    2,380     1,808     7,445      6,104
   Amortization of goodwill and
      workforce intangible..............     229       199       938        260
                                        --------- --------- --------- ----------
     Total operating expenses..........   13,793    11,289    38,986     33,118
                                        --------- --------- --------- ----------
      Operating income (loss)..........   (8,078)      386   (13,964)    (2,131)
Other income (expense):
   Interest income.....................      349        33       894        142
   Interest expense....................     (258)      (80)     (516)      (234)
   Foreign currency gain (loss)........     (259)      154      (364)      (302)
                                        --------- --------- --------- ----------
Income (loss) before income taxes......   (8,246)      493   (13,950)    (2,525)
Provision for income taxes.............      123        31       204         70
                                        --------- --------- --------- ----------
Net income (loss)......................  ($8,369)     $462  ($14,154)   ($2,595)
                                        ========= ========= ========= ==========
Accretion of mandatorily redeemable
  convertible preferred stock to
  redemption value.....................     --        --      (4,125)     --
Mandatorily redeemable convertible
  preferred stock dividend.............     --        --        (188)     --
                                        --------- --------- --------- ----------
Net income (loss) available to common
  stockholders.........................  ($8,369)     $462  ($18,467)   ($2,595)
                                        ========= ========= ========= ==========

Net loss per share - basic and diluted.   ($0.20)    $0.01    ($0.46)    ($0.08)

Basic and diluted weighted average
  common shares........................   42,575    35,413    40,711     32,045
                                        ========= ========= ========= ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(IN THOUSANDS)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
Cash flows from operating activities:
  Net loss................................................  ($14,154)   ($2,595)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization.........................     3,552      2,817
    Provision for (reduction in) doubtful accounts,
     sales returns and allowances.........................       337       (211)
    Issuance of stock options for services................       239        --
  Changes in assets and liabilities:
    Accounts receivable...................................     4,408        808
    Other current assets..................................      (390)       633
    Other assets..........................................         5        181
    Accounts payable and accrued liabilities..............       452       (777)
    Deferred revenue......................................      (663)    (1,498)
                                                           ---------- ----------
      Net cash used in operating activities...............    (6,214)      (642)
                                                           ---------- ----------
Cash flows from investing activities:
  Net cash acquired on acquisition........................       --          23
  Maturities of investments...............................       --          60
  Acquisition of property and equipment...................    (2,669)      (726)
  Capitalization of software costs........................    (1,671)      (308)
  Purchase of other intangibles...........................      (155)       (52)
  Proceeds from payment on note receivable................       513        --
                                                           ---------- ----------
      Net cash used in investing activities...............    (3,982)    (1,003)
                                                           ---------- ----------
Cash flows from financing activities:
  Repayment of short-term borrowings, net.................    (1,952)      (257)
  Repayment of capital lease obligation...................      (363)      (303)
  Placement agent fees for equity finance line............      (796)       --
  Proceeds from issuance of common stock, net.............     3,588        --
                                                           ---------- ----------
      Net cash provided by (used in)financing activities..       477       (560)
                                                           ---------- ----------
Effect of exchange rate changes on cash and cash
 equivalents..............................................       131        (27)
                                                           ---------- ----------
Net decrease in cash and cash equivalents.................    (9,588)    (2,232)
Cash and cash equivalents at beginning of period..........    20,614      6,414
                                                           ---------- ----------
Cash and cash equivalents at end of period................   $11,026     $4,182
                                                           ========== ==========
Supplemental disclosure of non cash financing activities:
  Issuance of common stock in connection with
     acquisition..........................................    $   --     $5,980
                                                           ========== ==========

  Accretion of mandatorily redeemable convertible
      preferred stock to redemption value.................    $4,125     $   --
                                                           ========== ==========
  Mandatorily redeemable convertible preferred
      stock dividend......................................      $188     $   --
                                                           ========== ==========

  Conversion of operating lease to capital lease..........    $   --     $1,300
                                                           ========== ==========
  Conversion of mandatorily redeemable convertible
      preferred stock to common stock.....................   $14,673     $   --
                                                           ========== ==========

  Issuance of stock warrants and purchase option in
       connection with equity line........................    $1,704     $   --
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

1. Summary of significant accounting policies

Method of preparation

The accompanying condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999, and cash flows for the nine month periods ended September 30, 2000 and September 1999 are unaudited. In our opinion, all adjustments which are normal, recurring and necessary for a fair statement of the financial position, results of operations and of cash flows have been made for all periods presented.

The balance sheet as of December 31, 1999 has been derived from our audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Annual Report on Form 10-K.

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year. This financial data should be reviewed in conjunction with management's discussion and analysis of financial condition and results of operation and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 1999.

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Under present circumstances, our existing cash balances and cash equivalents are insufficient to meet operating and capital requirements beyond March 31, 2001. To improve our cash flow, we have begun to implement a restructuring program designed to help bring our costs in line with our current and anticipated revenue levels. We have also begun efforts to sell selected product lines and associated assets.

We have available an equity facility agreement with an institutional investor, MAJJES Limited (the "Investor"), under which we may draw down at our own discretion, subject to equity market conditions and the terms of the underlying agreement. See Note 4 for additional information on the equity facility agreement.

We believe that, with the operating costs savings which we expect to realize upon complete implementation of our restructuring program, the proceeds from the sale of selected products lines and associated assets, and the proceeds from sales of our stock under our equity facility (assuming that the price of our stock remains at or above $2 per share), our existing cash balances will be sufficient to meet our currently anticipated needs over the next 12 months. There can be no assurance, however, that we will be able to sell the selected product lines and associated assets, that the price of our stock will remain at or above $2 per share and that we will be able to satisfy the other conditions required for the sale of additional shares of our common stock under the equity facility. In such an event, ongoing operations and other elements of our business may be materially and adversely affected. Sales of additional shares of common stock under our equity facility will dilute existing stockholders.

Net loss per share

Basic net loss per share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each respective period. Diluted net loss per share is calculated giving effect to all dilutive potential shares of common stock that were outstanding during each respective period. Dilutive potential shares of common stock could consist of stock options and warrants.

However, in periods where we have a reported loss or in cases where stock options and warrants have an exercise price greater than the market price of the common shares for the period, they are excluded from the per share calculation as they are antidilutive. The following table presents the number of shares of common stock underlying such options and warrants:

                                          September 30,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                          (in thousands)
Antidilutive potential shares of
 common stock at period end:
  Warrants............................    1,151     2,686
  Options.............................    8,992     8,218
  Equity financing purchase options...      435        --
                                       --------- ---------
                                         10,578    10,904
                                       ========= =========

Comprehensive loss

We report components of comprehensive loss in our annual consolidated statement of stockholders' equity. Other comprehensive loss consists of net loss and foreign currency translation adjustments. Our total comprehensive loss was as follows:

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                    (in thousands)
Net loss............................    ($8,369)     $462  ($14,154)  ($2,595)
Other comprehensive gain (loss).....         61      (194)      131       (27)
                                       --------- --------- --------- ---------
Total comprehensive gain (loss).....    ($8,308)     $268  ($14,023)  ($2,622)
                                       ========= ========= ========= =========

Recent Accounting Pronouncements

In March 2000, the Financial Standards Board issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We have adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 has not had a material impact on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 provides guidance for revenue recognition under certain circumstances. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. In October 2000, the SEC issued Frequently Asked Questions about SAB 101. We are currently reviewing the effect of SAB 101 on our consolidated results of operations, financial position and cash flows.

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

2. Segment information

We are a leading global provider of solutions that mobilize the enterprise. Our products are used in business-to-business applications, which allow our customers to extend their business information systems to the Internet and to wireless information devices. The following table presents information based on our method of internal reporting and on how we organize our revenue into groups of similar products:

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                    (in thousands)
Embedded databases....................   $1,210    $5,855    $8,103   $15,153
Application development environment...      744     1,203     3,022     3,747
Other tools and connectivity software.      330       765       999     1,547
                                       --------- --------- --------- ---------
  Total net product revenue...........   $2,284    $7,823   $12,124   $20,447
                                       ========= ========= ========= =========

3. Mandatorily redeemable convertible preferred stock

In December 1999, we completed a private placement of 12,500 shares of our series A preferred stock (and an option to purchase an additional 6,000 shares) resulting in net proceeds of $11,200,000, after deducting expenses associated with the offering.

In accordance with the rights of the preferred stockholders we accrued a cumulative dividend, at the rate of 4.5% per annum until May 1, 2000, being the date that the preferred stock was converted into shares of common stock.

Had we not been able to register the shares of common stock underlying the preferred stock with the SEC within 150 days of issuance of the preferred stock, the preferred stockholders would have been able to redeem the preferred stock at 125% of face value. To reflect this potential liability we accreted the preferred stock balance to 125% of the face value of the preferred stock outstanding, over a period of 150 days, prorated for the three months ended March 31, 2000. However, as we received notice from the SEC of effective registration on April 3, 2000, as discussed in the next paragraph, no such liability exists and we have not accreted further for this event in the six months ended September 30, 2000.

On April 3, 2000 our registration statement on Form S-3, as amended, registering shares of common stock underlying the mandatorily redeemable convertible preferred stock issued December 30, 1999 (excluding an option to purchase an additional 6,000 shares) and associated warrants, was declared effective. In accordance with the terms of the Certificate of Designation of the preferred stock (the "Certificate") we then issued a conversion notice to the holders of the preferred stock requiring them to convert all of their outstanding preferred stock holdings to common stock over the period beginning April 17, 2000 and ending May 30, 2000. On May 1, 2000 all of the outstanding preferred stock was converted to 3,099,000 shares of common stock. In accordance with the Certificate, during the Company-directed conversion period, the number of shares issued were determined by dividing the face value of the preferred stock by the lesser of $5.82 or the lowest of the daily weighted average trading prices on the Nasdaq Small Cap or National Market 10 days prior to the selected conversion date within the conversion period, which was $4.093.

Mandatorily redeemable convertible preferred stock consists of the following:

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                    (in thousands)
Balance at beginning of period........   $  --     $  --    $10,360    $  --
Dividend..............................      --        --        188       --
Accretion to redemption value.........      --        --      4,125       --
Conversion to shares of common stock..      --        --    (14,673)      --
                                       --------- --------- --------- ---------
                                         $  --     $  --     $  --     $  --
                                       ========= ========= ========= =========

4. Equity Facility

In September 2000, we entered into an equity facility agreement with an institutional investor, MAJJES Limited (the "Investor"), under which we may require the Investor to purchase up to $100 million of our shares of common stock over a three-year period, and the Investor may, at its sole option, purchase up to an additional $20 million of our shares of common stock. We may draw down this incremental capital at our own discretion, subject to equity market conditions and the terms of the underlying agreement.

During a ten (10) trading day purchase period we may require the Investor to purchase between $1,000,000 and $20,000,000 of our shares of common stock. The number of shares issued is determined by dividing the minimum dollar amount of our shares of common stock, which we require the Investor to purchase in the purchase period, by the applicable purchase price. The purchase price is calculated at 96% of the volume weighted average price per share of common stock of the five (5) trading days, with the lowest daily volume weighted average price per share ("VWAP") during the purchase period. We will set a minimum purchase price at our sole discretion at the beginning of the purchase period, provided that the minimum price may not be less than $2.00 per share.

If the volume weighted average price per share of the common stock is below the set minimum purchase price for five (5) consecutive trading days during a purchase period, the Investor is not obligated to purchase any shares during the purchase period.

In addition, the Investor is not allowed to purchase shares of common stock to the extent that such a purchase would result in the Investor owning more than 4.9% of the issued and outstanding common stock of the company.

If during any purchase period we issue shares of common stock (other than shares issued under the equity facility agreement or upon exercise of employee stock options or warrants then outstanding, or upon conversion of preferred stock then outstanding), the Investor may in its sole discretion elect to purchase the same number of shares so issued and at the same price and on the same terms, or purchase no shares during the purchase period.

Purchase option

Under the terms of the equity facility agreement, the Investor has the right to purchase up to 434,783 shares of our common stock at an exercise price of $4.60 per share at any time over a three-year period, which began in September 2000. This purchase option was valued at $1,101,000 using a risk free rate of 6.05%, a volatility factor of 90% and assuming no payment of dividends. Both the number of shares underlying the option and the exercise price are subject to adjustment under the terms of the equity facility agreement to prevent dilution. The purchase option valuation of $1,101,000 is included on the balance sheet under "Other assets".

Placement agent warrants and fees

In consideration for services rendered in relation to securing our equity facility with the Investor, the placement agent, Rochon Capital Group, Ltd. received fully exercisable warrants to purchase 216,497 shares of our common stock at an exercise price of $5.0809 per share. These warrants were valued at $603,000 using a risk free rate of 5.97%, a volatility factor of 90% and assuming no payment of dividends. These warrants expire in September 2005. The warrant valuation of $603,000, along with placement agent fees of $765,000, are included on the balance sheet under "Other assets".

Cost of financing

As and when incremental capital is drawn down under the terms of the equity facility agreement we will reclassify the costs associated with the equity financing from "Other assets" to "Additional paid in capital", on a dollar for dollar basis with the amount of incremental capital drawn. As of September 30, 2000 there is a total of $2,500,000 costs associated with the equity financing included in "Other assets". If at termination of the agreement the incremental capital drawn is less than the accumulated costs associated with this equity facility line, then the residual costs remaining in "Other assets" will be charged to expenses.

Item 2. Management's discussion and analysis of financial condition and results of operations

We are a leading global provider of solutions that mobilize the enterprise. Our products are used in business-to-business applications, which allow our customers to extend their information systems to the Internet and to wireless information devices. Our family of products, which as a whole provides end-to-end functionality in these environments, includes a scalable Internet development environment (CTD), a dynamic wireless connectivity solution (eSNAPP), and a range of powerful, secure embedded databases (SQLBase SafeGarde, Velocis, RDM and db.star). In essence, we make the software our customers use to create sophisticated Web and wireless applications.

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate", "believe", "will", "may", "intend" and "expect" and similar expressions identify forward-looking statements.

Actual results could differ materially from those projected in the forward- looking statements as a result of certain of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q. In evaluating our business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I-Item 1 of this quarterly report, the audited consolidated financial statements and accompanying notes, and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations:

Net product revenue

The following table presents our net product revenues by product line and approximate percentage of total product revenues for the three months ended September 30, 2000 and September 30, 1999:

                                           Three Months Ended September 30,
                                       ---------------------------------------
                                               2000               1999
                                       ------------------- -------------------
                                          in       % of       in       % of
                                       thousands)  total   thousands)  total

Embedded databases...................    $1,210        53%   $5,855        75%
Application development environment..       744        33%    1,203        15%
Other tools and connectivity software       330        14%      765        10%
                                       --------- --------- --------- ---------
  Total net product revenue..........    $2,284       100%   $7,823       100%
                                       ========= ========= ========= =========

Net product revenues decreased $5,539,000, or 71% for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. This decrease is primarily due to a 82% decline in net sales of SQLBase, an embedded database product primarily used in desktop client/server applications. This reflects the acceleration of what we believe is a market trend wherein customers are shifting incremental information technology development away from desktop client/server applications to Web-centric applications, coupled with competitive pressure from large competitors that offer scalable database environments.

Net revenues from our development environment, CTD, decreased $459,000, or 38% for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. We believe that the increasing strength and reliability of network bandwidth have allowed the emergence of application service providers, or ASPs, as a serious business alternative to in-house, self- hosted applications. The ASP model involves the hosting of enterprise or other business application software by a third party, typically in exchange for monthly remuneration. We believe the ASP model has created a general hesitancy in buying decisions among corporate information technology professionals and independent software developers as they evaluate the efficacy of the ASP approach. This has contributed to what we believe is a general slowdown in major Internet application projects in which our newly released development environment CTD 2000 could be implemented.

Our new connectivity product offering, eSNAPP, version 2.0, a general release product, was released at the end of the second quarter of 2000. There are no significant revenues reported to date for this product, since the market for this product is slower to develop than anticipated.

The following table presents our net product revenues by product line and approximate percentage of total revenues for the nine months ended September 30, 2000 and September 30, 1999:

                                             Nine Months Ended September 30,
                                       ---------------------------------------
                                               2000               1999
                                       ------------------- -------------------
                                          in       % of       in       % of
                                       thousands)  total   thousands)  total

Embedded databases...................    $8,103        67%  $15,153        74%
Application development environment..     3,022        25%    3,747        18%
Other tools and connectivity software       999         8%    1,547         8%
                                       --------- --------- --------- ---------
  Total net product revenue..........   $12,124       100%  $20,447       100%
                                       ========= ========= ========= =========

Net product revenues decreased $8,323,000, or 41%, for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. The decline is due to the same factors that caused the quarter over quarter decrease.

Net service revenue

Net service revenue primarily comprises fees that entitle our customers to the right to receive product revision upgrades and updates as and when they become available, telephone support and consulting services.

Net service revenue decreased $760,000 or 13% to $5,189,000 for the three months ended September 30, 2000, from $5,949,000 for the three months ended September 30, 1999, reflecting decreased amortization of license maintenance and telephone support, following a trend of decreasing maintenance and telephone support invoicing, year over year, partially offset by a growth in our consulting services business.

Net service revenue increased $1,297,000 or 8% to $17,902,000 for the nine months ended September 30, 2000, from $16,605,000 for the nine months ended September 30, 1999, primarily due to a growth in our consulting services business following the acquisition of Raima Corporation in June 1999. The increase in net service revenue may also be attributed to increased amortization of license maintenance and telephone support in the first half of 2000, due to the relatively larger deferred revenue balances at the end of 1999.

Total net revenues by geographic region

The following table presents a summary of operations by geographic region for the three months ended September 30, 2000 and September 30, 1999. Revenues have been allocated to geographic regions based primarily upon destination of product shipment.

                                             Three Months Ended September 30,
                                       ---------------------------------------
                                               2000               1999
                                       ------------------- -------------------
                                          in       % of       in       % of
                                       thousands)  total   thousands)  total
North America........................    $3,160        42%   $7,120        52%
Europe...............................     3,522        47%    5,338        39%
Rest of the world....................       791        11%    1,314        10%
                                       --------- --------- --------- ---------
  Total net revenues.................    $7,473       100%  $13,772       100%
                                       ========= ========= ========= =========

North American net revenues fell $3,960,000 or 56% for the three months ended September 30, 2000, compared with the three months ended September 30, 1999, while European net revenues fell $1,816,000 or 34% for the same periods. This drop in both the North American and the European net revenues primarily reflects the decline in SQLBase revenue, which fell 89% in North America and 73% in Europe. This reflects a shift in customer demand to scalable Web- centric database environments and associated competitive pressures. The rest of the world revenue fell $523,000 or 40% for the three months ended September 30, 2000, compared with the three months ended September 30, 1999. This drop reflects a general decline in all product areas, with no one product-grouping representing a significant part of the revenue mix in these regions.

The following table presents a summary of operations by geographic region for the nine months ended September 30, 2000 and September 30, 1999:

                                             Nine Months Ended September 30,
                                       ---------------------------------------
                                               2000               1999
                                       ------------------- -------------------
                                          in       % of       in       % of
                                       thousands)  total   thousands)  total
North America........................   $12,461        42%  $16,924        46%
Europe...............................    14,250        47%   16,523        44%
Rest of the world....................     3,315        11%    3,605        10%
                                       --------- --------- --------- ---------
  Total net revenues.................   $30,026       100%  $37,052       100%
                                       ========= ========= ========= =========

North American net revenues fell $4,463,000 or 26% and European net revenues fell $2,273,000 or 14% for the nine months ended September 30, 2000, compared with the nine months ended September 30, 1999. Significant declines in SQLBase sales affected the results for both of these major markets. The revenues in North America also reflect increases in sales of our Velocis Database Server and RDM products during the first half of 2000, while the European results reflect increases in our consulting and other service revenues during the first half of 2000.

Cost of net product revenues

Cost of product revenue includes the cost of production and the amortization of capitalized software. Cost of production includes the cost of subcontracted production and royalties for third party software. The table below presents these costs for the three and nine months ended September 30, 2000 and September 30, 1999:

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                    (in thousands)
Cost of production....................     $439      $449    $1,250    $1,791
Amortization of capitalized software..      256       224       578       843
                                       --------- --------- --------- ---------
  Total cost of product revenues......     $695      $673    $1,828    $2,634
                                       ========= ========= ========= =========
As a percentage of net product
  revenues............................       30%        9%       15%       13%
                                       ========= ========= ========= =========
As a percentage of net product
  revenues, excluding amortization
  of capitalized software.............       19%        6%       10%        9%
                                       ========= ========= ========= =========

The cost of production was flat for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. Cost of product revenue as a percentage of net product revenue increased to 30% for the three months ended September 30, 2000, from 9% for the three months ended September 30, 1999, due to lower royalty costs offset by higher freight and obsolete inventory charges for the three months ended September 30, 2000, compared with the three months ended September 30, 1999.

We capitalize internal software development costs that are eligible for capitalization from the time that a project reaches technological feasibility until the time that the products derived from the project are released for sale. Software purchased from third parties and included in our products is also capitalized if technological feasibility for the project has been reached at the time of purchase. These capitalized costs are then amortized ratably over the useful life of the products, which is generally estimated to be two to three years.

The amortization of the capitalized software costs was flat for the three months ended September 30, 2000 as compared with the three months ended September 30, 1999.

Cost of product revenue as a percentage of net product revenue increased marginally to 15% for the nine months ended September 30, 2000, from 13% for the nine months ended September 30, 1999, due to both lower royalty costs and lower amortization of capitalized software for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999.

Cost of net service revenue

Cost of service consists primarily of personnel costs related to product license maintenance, training and technical support. The table below presents these costs for the three and nine months ended September 30, 2000 and September 30, 1999:

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                    (in thousands)
Total cost of service revenues........     $930    $1,290    $2,776    $3,252
                                       ========= ========= ========= =========
As a percentage of net service
  revenues............................       18%       22%       16%       20%
                                       ========= ========= ========= =========

The decrease in the actual cost of service and the relative percentage of the cost of service revenues is primarily due to a reduction in headcount in the respective periods. By the end of 1999 we reorganized our support department by completing the transfer of previously out-sourced support functions back to our in-house employees, resulting in a lower cost base while maintaining or improving service levels.

Amortization of acquired technology

In June 1999, we capitalized $2,670,000 of acquired technology as part of the acquisition of Raima Corporation. In the three months ended September 30, 2000, the associated amortization expense was $133,000, and in the nine months ended September 30, 2000, the associated amortization expense was $400,000.

Sales and marketing expenses

Sales and marketing expenses consist principally of salaries, sales commissions and costs of advertising and marketing campaigns. The table below presents these costs for the three and nine months ended September 30, 2000 and September 30, 1999:

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                    (in thousands)

Total sales and marketing expenses....   $8,443    $6,955   $23,948   $20,072
                                       ========= ========= ========= =========
As a percentage of total net
  revenues............................      113%       51%       80%       54%
                                       ========= ========= ========= =========

Sales and marketing expense increased for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999, primarily due to the costs associated the expansion of sales offices and with an increase in staffing in our sales and marketing organizations to assist in the launch and promotion of our mobile and embedded products and the development of this new market.

Engineering and product development expenses

The table below presents gross engineering and product development expenses, capitalized software development costs, and net engineering and product development expenses in dollar amounts and as a percentage of net revenue for the three and nine months ended September 30, 2000 and September 30, 1999:

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                    (in thousands)
Gross engineering and product
  development costs...................   $2,784    $2,380    $8,326    $6,991
Capitalized software
  development costs...................      (33)      (53)   (1,671)     (309)
                                       --------- --------- --------- ---------
Net engineering and product
  development costs...................   $2,751    $2,327    $6,655    $6,682
                                       ========= ========= ========= =========
As a percentage of net revenues:

Gross engineering and product
  development costs...................       37%       17%       28%       19%
                                       ========= ========= ========= =========
Net engineering and product
  development costs...................       37%       17%       22%       18%
                                       ========= ========= ========= =========

Net engineering and product development expenses for the three months ended September 30, 2000 increased $424,000, or 18%, compared with the three months ended September 30, 1999, largely due to increases in gross engineering costs. The increase in the gross engineering and product development expenses of $404,000, or 17%, for the three months ended September 30, 2000 compared with the three months ended September 30, 1999, is due to increased headcount and to an increase in research and development outsourced to third party software development organizations as we expand our efforts to further leverage core technologies into next generation products.

Capitalized software development costs were flat for the three months ended September 30, 2000 compared with the three months ended September 30, 1999.

Net engineering and product development expenses were flat for the nine months ended September 30, 2000, compared with the nine months ended June 30, 1999, due to increases in gross engineering costs offsetting increases in capitalized software development costs.

The increase in the gross engineering and product development expenses of $1,335,000, or 19%, for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999, is due primarily to increased research and development undertaken by outside software houses as we expand our efforts to leverage core technologies into next generation products, combined with increased personnel related costs as a result of the additional workforce of Raima Corporation, which we acquired in June 1999.

Capitalized software development costs increased by $1,362,000 for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 due to more product releases having reached technological feasibility in the first nine months of 2000 compared with the same period in 1999.

We believe that the development of new products and the enhancement of existing products are essential to our continued success, and we intend to continue to devote substantial resources to new product development.

General and administrative expenses

General and administrative expenses consist primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. The table below presents these costs for the three and nine months ended September 30, 2000 and September 30, 1999:

                                        Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
                                                    (in thousands)

Total general and administrative
  expenses............................   $2,380    $1,808    $7,445    $6,104
                                       ========= ========= ========= =========
As a percentage of total net
  revenues............................       32%       13%       25%       16%
                                       ========= ========= ========= =========

General and administrative expenses increased $572,000, or 32% for the three months ended September 30, 2000 compared with the three months ended September 30, 1999 primarily due to an increase in bad debt expense and increased legal costs regarding employee and trademark matters.

General and administrative expenses increased $1,341,000, or 22% for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 due to the same factors affecting the quarter over quarter increase and to increased personnel costs and costs from the first half of 2000 associated with relisting on the Nasdaq National Market, and preparing and mailing our Annual Report on Form 10-K and proxy materials.

Amortization of goodwill and workforce intangible

As part of our June 1999 acquisition of Raima Corporation, we capitalized $3,266,000 of goodwill, which is being amortized over its period of benefit of 5 years, and $670,000 of workforce intangible, which is being amortized over its period of benefit of 3 years. For the three months ended September 30, 2000, goodwill amortization expense was $173,000 and the workforce intangible amortization expense was $56,000. For the nine months ended September 30, 2000, goodwill amortization expense was $770,000 and the workforce intangible amortization expense was $168,000.

Other income (expense), net

Other income (expense), net is comprised of interest income, interest expense and losses or gains on foreign currency transactions. For the three months ended September 30, 2000 other income (expense), net decreased $275,000 to other expense, net of $168,000 from other income, net of $107,000 in the same three months of the prior year. This decrease is due to higher interest income resulting from larger cash balances on deposit following the receipt of funds from the December 1999 private placement of preferred stock and exercises of common stock options and warrants which in turn was offset by increased interest expense resulting from higher interest rates in 2000, compared with 1999, and from increased foreign currency loss, resulting largely from fluctuations in European currencies.

For the nine months ended September 30, 2000 other income (expense), net increased $408,000 to other income, net of $14,000 from other expense, net of $394,000 in the same nine months of the prior year. This increase is due to the above factors that caused the quarter over quarter decrease, which was more than offset by the impact of favorable foreign exchange rates in the first quarter of 2000 as compared with the first quarter of 1999.

Provision for income taxes

The provision for income taxes primarily relates to foreign withholding taxes. Due to our net losses and the availability of net operating loss carryforwards arising in prior years, no provision for U.S. income taxes was made for the three-month or nine-month periods ended September 30, 2000 and September 30, 1999.

Liquidity and Capital Resources:

Cash flows

                                         Nine Months Ended
                                          September 30,
                                       -------------------
                                         2000      1999
                                       --------- ---------
                                          (in thousands)
Cash and cash equivalents at
  beginning of period.................  $20,614    $6,414
Net cash (used in) provided by:
  Operating activites.................   (6,214)     (642)
  Investing activities................   (3,982)   (1,003)
  Financing activities................      477      (560)
Effect of exchange rate changes
 on cash and cash equivalents.........      131       (27)
                                       --------- ---------
Cash and cash equivalents at
  end of period.......................  $11,026    $4,182
                                       ========= =========

Net cash used in operating activities increased $5,572,000 in the nine months ended September 30, 2000 compared with the same period in 1999. This increase in usage is primarily due to the larger operating loss incurred during 2000, which was offset in part by a decrease in accounts receivable.

Net cash used in investing activities increased $2,979,000 in the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This increase is primarily attributed to higher levels of capitalization of software development costs due to more product releases reaching technological feasibility in the nine months ended September 30, 2000 compared with the same period in 1999, and due to higher levels of spending on property and equipment resulting from the relocation of two offices in the first half of 2000 following the expiration of their building leases.

Net cash from financing activities increased $1,037,000 in the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This is largely due to cash received from the exercises of common stock options and warrants.

Under present circumstances, our existing cash balances and cash equivalents are insufficient to meet operating and capital requirements beyond March 31, 2001. To improve our cash flow, we have begun to implement a restructuring program designed to help bring our costs in line with our current and anticipated revenue levels. We have also begun efforts to sell selected product lines and associated assets.

We have available an equity facility agreement with an institutional investor, MAJJES Limited (the "Investor"), under which we may draw down at our own discretion, subject to equity market conditions and the terms of the underlying agreement. See Note 4 for additional information on the equity facility agreement

We believe that, with the operating costs savings which we expect to realize upon complete implementation of our restructuring program, the proceeds from the sale of selected product lines and associated assets, and the proceeds from sales of our stock under our equity facility (assuming that the price of our stock remains at or above $2 per share), our existing cash balances will be sufficient to meet our currently anticipated needs over the next 12 months. There can be no assurance, however, that we will be able to sell the selected products lines and associated assets, that the price of our stock will remain at or above $2 per share and that we will be able to satisfy the other conditions required for the sale of additional shares of our common stock under the equity facility. In such an event, ongoing operations and other elements of our business may be materially and adversely affected. Sales of additional shares of common stock under our equity facility will dilute existing stockholders.

Working capital

At September 30, 2000, our working capital, defined as current assets less current liabilities, decreased $12,102,000 to $1,942,000 from $14,044,000 at December 31, 1999. This is largely a result of an increase in cash used in operating activities and a reduction in accounts receivable partly offset by a reduction in short term borrowings.

Excluding the impact of deferred product and support revenue of $13,260,000, at September 30, 2000 our working capital was $15,202,000. Deferred product and service revenue reflects a delay in recognition of revenue in accordance with contractual agreements and requires minimal future monetary resources of Centura.

Our capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to our business, which we may consider from time to time. We regularly evaluate such opportunities. Any such transaction, if consummated, may further reduce our working capital or require the issuance of our common stock.

Foreign currency forward contracts

As part of a program to reduce the financial exposure arising from foreign denominated monetary assets and liabilities, at September 30, 2000 we had $4,890,000 in unsecured foreign currency forward contracts which were denominated in four European currencies: German Deutschemarks, British Pounds Sterling, Dutch Guilders and Italian Lire, as well as Australian Dollars and Mexican Pesos.

Debt financing

In February 2000, we amended our $5,000,000 asset-based loan facility. Under this amended agreement, we may borrow up to $5,000,000, collateralized by our accounts receivable, combined with a $500,000 capital equipment facility. The loan balance is limited to the lower of $5,000,000, or 85% of our eligible receivables derived from customers located in the United States and the United Kingdom, plus 25% of our eligible receivables derived from approved customers located outside the United States and the United Kingdom. The interest rate is 2.0% above the Bank of America Reference Rate, with provisions for a reduced interest rate if we achieve certain financial covenants. This agreement matures at the end of January 2002, at which time we have the option to renew the agreement for an additional one-year term. If we choose to terminate this agreement prior to January 2002, we will incur an early termination fee of $50,000.

In consideration for services rendered in relation to securing this debt financing line, the placement agent, Rochon Capital Group, Ltd received warrants to purchase 22,535 shares of our common stock at an exercise price of $7.9875 per share. These warrants were valued at $155,000 using a risk free rate of 6.77%, a volatility factor of 90% and assuming no payment of dividends. These warrants expire in February 2005. The warrant valuation of $155,000, along with placement agent fees of $100,000, are included on the balance sheet in short term borrowings, and are being amortized to interest expense over the term of the loan facility.

At September 30, 2000, we had drawn $1,520,000 on the loan facility and were carrying deferred costs associated with obtaining the debt financing of $170,000. We were paying an interest rate of 2.0% above the Bank of America Reference Rate of 9.5% on the facility at September 30, 2000.

Equity financing

In September 2000, we entered into an equity facility agreement with an institutional investor, MAJJES Limited (the "Investor"), under which we may require the Investor to purchase up to $100 million of our shares of common stock over a three-year period, and the Investor may, at its sole option, purchase up to an additional $20 million of our shares of common stock. We may draw down this incremental capital at our own discretion, subject to equity market conditions and the terms of the underlying agreement.

During a ten (10) trading day purchase period we may require the Investor to purchase between $1,000,000 and $20,000,000 of our shares of common stock. The number of shares issued is determined by dividing the minimum dollar amount of our shares of common stock, which we require the Investor to purchase in the purchase period, by the applicable purchase price. The purchase price is calculated at 96% of the volume weighted average price per share of common stock of the five (5) trading days, with the lowest daily volume weighted average price per share ("VWAP") during the purchase period. We will set a minimum purchase price at our sole discretion at the beginning of the purchase period, provided that the minimum price may not be less than $2.00 per share.

If the volume weighted average price per share of the common stock is below the set minimum purchase price for five (5) consecutive trading days during a purchase period, the Investor is not obligated to purchase any shares during the purchase period.

If during any purchase period we issue shares of common stock (other than shares issued under the equity facility agreement or upon exercise of employee stock options or warrants then outstanding, or upon conversion of preferred stock then outstanding), the Investor may in its sole discretion elect to purchase the same number of shares so issued and at the same price and on the same terms, or purchase no shares during the purchase period

Under the terms of the equity facility agreement, the Investor has the right to purchase up to 434,783 shares of our common stock at an exercise price of $4.60 per share at any time over a three-year period, which began in September 2000. This purchase option was valued at $1,101,000 using a risk free rate of 6.05%, a volatility factor of 90% and assuming no payment of dividends. Both the number of shares underlying the option and the exercise price are subject to adjustment under the terms of the equity facility agreement to prevent dilution. The purchase option valuation of $1,101,000 is included on the balance sheet under "Other assets".

In consideration for services rendered in relation to securing our equity facility with the Investor, the placement agent, Rochon Capital Group, Ltd, received fully exercisable warrants to purchase 216,497 shares of our common stock at an exercise price of $5.0809 per share. These warrants were valued at $603,000 using a risk free rate of 5.97%, a volatility factor of 90% and assuming no payment of dividends. These warrants expire in September 2005. The warrant valuation of $603,000, along with placement agent fees of $765,000, are included on the balance sheet under "Other assets".

As and when incremental capital is drawn down under the terms of the equity facility agreement we will reclassify the costs associated with the equity financing from "Other assets" to "Additional paid in capital", on a dollar for dollar basis with the amount of incremental capital drawn. As of September 30, 2000 there is a total of $2,500,000 costs associated with the equity financing included in "Other assets". If at termination of the agreement the incremental capital drawn is less than the accumulated costs associated with this equity facility line, then the residual costs remaining in "Other assets" will be charged to expenses.

At September 30, 2000 we had not drawn down any incremental capital under the terms of the equity facility agreement.

Recent Accounting Pronouncements:

In March 2000, the Financial Standards Board issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We have adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 has not had a material impact on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 provides guidance for revenue recognition under certain circumstances. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. In October 2000, the SEC issued Frequently Asked Questions about SAB 101. We are currently reviewing the effect of SAB 101 on our consolidated results of operations, financial position and cash flows.

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

In addition, because our staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter, delays in the receipt or shipment of orders and ability to achieve anticipated revenue levels can cause significant variations in operating results from quarter to quarter. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales of our products in relation to our expectations could have an immediate adverse impact on our business, operating results and financial condition. In addition, we currently intend to realign our business so that the emphasis is on growing our mobile enterprise and embedded device software solutions. This market is in its infancy and may be slower to develop than we expect and to the extent that such expenses proceed or are not subsequently followed by increased net revenues, our business, operating results and financial condition could be materially and adversely affected.

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

Our quarterly and annual operating results have fluctuated significantly in the past and may continue to do so in the future. We have reported losses for the first three-quarters of 2000, and we expect losses to continue for the rest of fiscal 2000 and into fiscal 2001. On an annual basis, we reported a loss of $3.2 million in 1999, a profit of $2.1 million in 1998 and a loss of $0.6 million for 1997. Our future operating results may be below the expectations of public market analysts or investors. We also may not learn of, or be able to confirm, revenue or earnings shortfalls until late in the fiscal quarter or following the end of the quarter and consequently may not be able to adjust spending in a timely manner to compensate for the shortfalls. Accordingly, any significant shortfall in sales of our products or services in relation to our expectations or those of analysts or investors, could have an immediate adverse impact on the price of our common stock.

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

In addition, our revenue recognition in some cases is dependent upon the business activities of our customers and the timely and accurate reporting of their activities to us, which makes predictability of the related revenue extremely uncertain. For example, many of our product licensing arrangements are subject to revenue recognition on a per-unit-deployed basis including cases where our deferred obligation to such customers is gradually extinguished. Delays in the introduction or availability of new hardware and software products from third parties may also negatively affect sales of our products.

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

Volatility in our stock price may limit our ability to draw down incremental capital under our equity financing arrangement.

In September 2000, we entered into an equity facility agreement with an institutional investor, MAJJES Limited (the "Investor"), under which we may require the Investor to purchase up to $100 million of our shares of common stock over a three-year period; and the Investor may, at its sole option, purchase up to an additional $20 million of our shares of common stock. We may draw down this incremental capital at our own discretion, subject to equity market conditions and the terms of the underlying agreement.

During a ten (10) trading day purchase period we may require the Investor to purchase between $1,000,000 and $20,000,000 of our shares of common stock. The number of shares issued is determined by dividing the minimum dollar amount of our shares of common stock, which we require the Investor to purchase in the purchase period, by the applicable purchase price. The purchase price is calculated at 96% of the volume weighted average price per share of common stock of the five (5) trading days, with the lowest daily volume weighted average price per share ("VWAP") during the purchase period. We will set a minimum purchase price at our sole discretion at the beginning of the purchase period, provided that the minimum price may not be less than $2.00 per share. If the VWAP of our common stock is below the minimum purchase price for five (5) consecutive trading days during a purchase period, the Investor is not obligated to purchase any shares during the purchase period.

Our inability to obtain additional financing on favorable terms will harm our ability to grow our business and may require us to scale back operations in the future.

Under present circumstances, our existing cash balances and cash equivalents are insufficient to meet operating and capital requirements beyond March 31, 2001. To improve our cash flow, we have begun to implement a restructuring program designed to help bring our costs in line with our current and anticipated revenue levels. We have also begun efforts to sell selected products lines and associated assets.

We have available an equity facility agreement with an institutional investor, MAJJES Limited (the "Investor"), under which we may require the Investor to purchase up to $100 million of our shares of common stock over a three-year period, and the Investor may, at its sole option, purchase up to an additional $20 million of our shares of common stock. We may draw down this incremental capital at our own discretion, subject to equity market conditions and the terms of the underlying agreement.

We believe that, with the operating costs savings which we expect to realize upon complete implementation of our restructuring program, the proceeds from the sale of selected product lines and associated assets, and the proceeds from sales of our stock under our equity facility (assuming that the price of our stock remains at or above $2 per share), our existing cash balances will be sufficient to meet our currently anticipated needs over the next 12 months. There can be no assurance, however, that we will be able to sell the selected products lines and associated assets, that the price of our stock will remain at or above $2 per share and that we will be able to satisfy the other conditions required for the sale of additional shares of our common stock under the equity facility. In such an event, ongoing operations and other elements of our business may be materially and adversely affected. Sales of additional shares of common stock under our equity facility will dilute existing stockholders.

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

We are transitioning our business to focus on the substantial emerging mobile and embedded markets. In the second quarter of 2000 we released new versions of our primary products for this market, eSNAPP, RDM, Velocis Database Server and db.star, and our success depends on the ability of these products to perform well in various business hardware and software application environments, and on the ability of our consulting organization to successfully assist customers in their solutions development. Any failure to deliver these products and services as scheduled or their failure to achieve market acceptance as a result of competition, rapid technological change, failure to timely release new versions or upgrades, failure of such upgrades to achieve market acceptance or otherwise, could result in negative publicity and decreased sales.

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

Future issuance of our common stock according to option plans, exercise of warrants or capital draw down on the equity facility will dilute the beneficial ownership of our existing stockholders, and the sale of such shares could negatively affect our stock price.

As of September 30, 2000, we had outstanding warrants to purchase 1,151,000 shares of our common stock, options to purchase 8,992,000 shares of our common stock and a purchase option held by the Investor to purchase 435,000 shares of our common stock. Future issuance of such shares of our common stock according to any of these outstanding securities or pursuant to the equity facility agreement with the Investor will dilute the beneficial ownership of our stockholders. In addition, sales, including block sales, of a significant number of shares of common stock, or the potential for such sales, could adversely affect the prevailing stock market price for our common stock. This effect may be particularly significant because these shares represent a large percentage of our total outstanding stock.

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

At September 30, 2000, we had a total of $4,890,000 in 30-day forward contracts. The US dollar equivalent balance at September 30, 2000 for each of the currencies held was as follows: German Deutschemarks ($1,179,000), British Pounds Sterling ($1,850,000), Dutch Guilders ($239,000), Italian Lire ($279,000), Australian Dollars ($329,000) and Mexican Pesos ($1,014,000). The carrying value of these financial instruments approximates their respective fair values.

While we hedge certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may adversely impact our ability to contract for sales in U.S. dollars, and our products and services may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

Our international business is also subject to risks customarily encountered in foreign operations, including changes in a country or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

We are subject to interest rate risk on our investment portfolio. However, our portfolio consisted of only cash and cash equivalents at September 30, 2000, and thus our interest rate risk was immaterial.

We are further subject to interest rate risk on our asset-based loan facility; however, we believe that the adverse movements of interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II

OTHER INFORMATION

Item 1. Legal proceedings

As of September 30, 2000, to the best of our knowledge there were no pending actions, potential actions, claims or proceedings against us that could reasonably be expected to result in damages to us which would have a material adverse effect on our business, results of operations or financial condition. We exist in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against us, our officers and directors, and as such no estimate is made in our financial statements for such unknown claims or liabilities.

Item 2. Changes in securities and use of proceeds

Not applicable

Item 3. Defaults in senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

Not applicable

Item 5. Other information

Not applicable

Item 6. Exhibits and reports on Form 8-K

    Exhibits:

    27.1 Financial data schedule

    Reports on Form 8-K

Current report on Form 8-K, filed on September 19, 2000 reported that we had entered into an equity facility agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURA SOFTWARE CORPORATION

(Registrant)

By:	/s/ Richard Lucien

Richard Lucien
Senior Vice President, Finance and Chief Financial Officer (Principal Finance and Accounting Officer)

November 14, 2000