Form 10-K
period 2000-12-31
CENTURA SOFTWARE CORP
filed 2001-04-02
CIK 895021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $60,181,098 as of February 28, 2001, based upon the closing sale price on the NASDAQ SmallCap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 28, 2001, there were 42,988,906 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its fiscal 2001 Annual Meeting of Shareholders.

CENTURA SOFTWARE CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risks	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	**
Signatures		**

CENTURA SOFTWARE CORPORATION

PART I

Item 1. Business

Management has made its best effort to write this annual report on Form 10-K in plain, easy-to-understand English. The Company and the Industry Overview Sections attempt to outline both the meaning and scope of the strategies we currently employ. Although both these sections are important, the other information contained in this report is also important and is necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-K report, as our business, technologies and solutions are associated with developing markets and involve risks and uncertainties.

We are focused on becoming the leader in enabling the secure extension of enterprise class information, on a wireless basis, to Information Appliances (used by people) and Intelligent Devices (machines) though our Touchpoint software membrane. To accentuate this focus, on February 22, 2001, we completed a divestiture of our client/server business. The divestiture provides management the ability to devote its complete attention and resources to developing new products and services related to mobile, wireless and embedded computing. Management believes that the mobile and embedded markets provide greater growth potential than our client/server business.

Net revenue related to the divested business represented approximately $33 million or approximately 80% of our 2000 net revenue, and the divestiture is anticipated to result in annualized cost savings of approximately $35 million.

As the name "Centura Software Corporation" was developed and used in our client/server business, which now has been sold, management has begun a process to rename the Company "Mbrane", Inc. and to develop the name "Mbrane" as the brand for its products. Subject to approval by the Company's stockholders, the Company's board of directors has approved changing the name of the Company to "Mbrane, Inc." At its annual meeting of stockholders to be held in June 2001, the Company will seek stockholder approval of the name change. The Company's stock symbol on the Nasdaq National Market will be changed to MBRN, effective April 2, 2001. References to "we", "us", "our", "Mbrane", "Centura" or the "Company" means Centura Software Corporation and its subsidiaries and divisions (which now conduct business as Mbrane), and their predecessor companies and subsidiaries. Discussion about our business in Part I, Item 1, of this report will focus mostly on our new products and services.

When used in this report, the words "anticipate," "believe," "estimate," "will," "may," "intend," "expect," and similar expressions identify forward- looking statements that involve risks and uncertanties. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business, particularly with respect to mobile, wireless, and embedded systems, our planned introduction of new products and services, the possibility of acquiring complementary businesses, products, services and technologies, and our development of relationships with other providers of leading edge technologies. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved.

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, notably under the headings "Risk Factors" in Item 1, "Business," and "Factors Affecting Operating Results" contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." These discussions are not intended to represent a complete list of the general or specific factors that may affect us.

Company Overview

Mbrane is a worldwide company with offices in the United States, the United Kingdom and Australia. We solve the problem of getting business information to and from mobile workers and embedded devices, thereby enabling informed, real time decision making capabilities for businesses. Hand- held devices, such as the Compaq iPAQ, the Palm, the HP Jornada, and cellular telephones ("Information Appliances") and embedded system devices, such as switches for fiber optic data traffic, factory automation equipment, printers and scanners ("Intelligent Devices") can now have secure and interactive access to enterprise systems, processes, applications and data (herein after defined as "Information Assets"). Mbrane's products include the "Touchpoint Product Suite" and an embedded application and data management technology ("Velocis"). Together these products provide a comprehensive connectivity platform and utility technology that enables users of Information Appliances and Intelligent Devices to access and process business information in real-time and in both connected and occasionally connected secure environments. Mbrane makes a software platform our customers use to quickly develop sophisticated wireless connections to enterprise business applications. We believe that connecting the mobile worker, or embedded systems, to enterprise Information Assets will provide our customers substantial returns in productivity and competitiveness.

Industry Overview

We believe that there is significant value in providing secure high integrity mission-critical enterprise information to wireless environments. Furthermore, we believe that continually increasing bandwidth capacity will continue to be a major industry driver, allowing connectivity of Information Appliances and Intelligent Devices with increasing efficacy well into the new millennium.

Early in the life of enterprise mobilization, customers enabled Information Appliances and Intelligent Devices to access enterprise information. Today, attention is on the enterprise side of the connection. With information located in a multitude of environments the initial server side environment most commonly requested was the Windows operating system. Mbrane's original mobile product architecture ("eSNAPP") was implemented on the Windows environment as is Touchpoint. As the industry moves more towards an object oriented architecture Touchpoint will be implemented in a Windows DNA environment. As more and more customers implement mobile applications and the number of un-tethered users increases, scalability becomes critical. For this reason Touchpoint is targeted to be implemented in a full EJB high performance environment early in 2002. In addition, Touchpoint is targeted to support the Java environment in the Information Appliances and Intelligent Devices, also early in 2002. There can be no assurances that these development milestones will be achieved or that such resulting products will achieve market acceptance.

According to a SalomonSmithBarney report dated January 5, 2001: "The addressable market for wireless infrastructure software is likely to be in the tens of billions of dollars by 2003.Mobile data is likely to exceed consensus expectations."

A September 20, 2000 publication by JP Morgan, "Out of Thin Air - Emerging Wireless Infrastructure, Software and Services" states:

"Mobile Data creates a new quantum of value through the provision of connectivity anywhere, anytime, and on the move. It also creates business opportunities relating to the provision of products and services that utilize location, time, and personal information in a way that has never been used before."

A March 5, 2001 IDC press release states: "Revenue in this industry will [grow at] a compound annual growth rate of 61% from $137 million in 2000 to nearly $1.5 billion in 2005."

We also note the following general trends:

    Significant growth in the use of wireless Information Appliances by business and corporate users.
    Recognition of the value of a standardized framework for delivery of enterprise class information assets to Information Appliances and Intelligent Devices and securing this environment.
    Increasing competition and pricing pressure in the consumer sector for wireless access, creating the incentive among cellular providers to seek new business opportunities, particularly in the business and corporate sector.
    Increasing ease of interoperability of software applications.
    Continuing recognition of the need for secure access to enterprise systems and maintaining information integrity at both the enterprise and device levels.

Further, as wireless technologies improve, especially in the areas of power enhancement, bandwidth and improved coverage, we believe the adoption of enterprise mobilization as a standard for business use will increase dramatically and that this process has already begun throughout the world.

The following section describes Mbrane's strategy to leverage currently available and future technical developments into business opportunities and the manner in which industry trends and developments are incorporated into business strategy.

Business Objectives and Strategy

Objectives

Our objective is to make Mbrane the industry standard platform. It is our belief that adoption of the Mbrane platform as a standard will significantly enhance the ability of Information Appliances and Intelligent Devices to obtain easy and interoperable access to enterprise class Information Assets.

Strategy

We believe that Mbrane's Touchpoint Product Suite is compelling, providing distinct and differentiated advantages for businesses, Systems Integrators (SIs) or Independent Software Vendors ("ISVs") to develop business applications that make use of extended access to enterprise information. Barney Dewey, of Forbes/Andrew Seybold's "Wireless Outlook" comments:

"There are many companies developing platforms to mobilize wireless applications but most require a continuous wireless connection. Not Mbrane; it has one of the most elegant solutions I've seen. The combination of a client- side database, synchronization software, and security software provide an environment for mobile workers that shield them from the coverage issues of wireless. This solution works in the real world of wireless."

We believe that the market for mobile, wireless, and embedded business solutions is new and early in its development but will gain acceptance rapidly. More than ever companies are concerned with improving value and real return on investments made in information technologies. We believe mobile technology has a vast potential to provide such returns and the associated overall business value improvement.

Implementing myriad productive solutions is a key aspect to the strategic development of a standard platform for mobile, wireless and embedded business solutions. The revised business processes enabled by new mobile application can add tremendous economic value to the enterprise. Thus, both Mbrane's consulting services organization, Mbrane Professional Services and SI partners play important roles, as it is principally these groups that develop and/or provide business applications for end-users. We believe that these applications require the robust, secure, and interactive capabilities provided by the Mbrane Touchpoint platform. It is in this way business application development will increase distribution and breadth of use of the Touchpoint over time.

In addition, in emerging markets we believe it is effective to initially focus on providing solutions targeted specifically in business verticals in which the Touchpoint platform provides clear and demonstrable benefits to the enterprise. Principal vertical markets included in our initial focus are telecommunications, pharmaceuticals, utilities and manufacturing, with a specific emphasis in field force automation. Solutions developed within these industries are applicable to a broader array of businesses, providing Mbrane a straightforward growth path.

Through Mbrane Professional Services, we assist our customers in extending application functionality to an Information Appliance or Intelligent Device, and train them on how to optimize their solutions using Touchpoint. We believe that this increases customer satisfaction, efficiency, and added value for the end user. We provide programs for customers ranging from small groups of developers to those who require unlimited access to qualified Mbrane technical engineers. Traditional service offerings are augmented with an informal support network through Internet news groups, and the Web.

The Mbrane Platform is available through a combination of direct sales and sales channels, which consist of our partners, including systems integrators ("SIs") and independent software vendors ("ISVs"). For ease of further discussion we will collectively refer to SIs and ISVs as Value Added Resellers ("VARs").

Interoperability between different software applications and different operating systems is also extremely important. Businesses want to select architectures that do not limit them to one vendor and are interoperable with others. The overriding trend is a "network effect" towards open architectures that allow information to be extended to, and interoperable with, Information Appliances and Intelligent Devices, independent of hardware or operating system configurations. Open standard languages such as XML and WML are making this a reality today. The Mbrane platform is designed to accommodate open standards and a wide variety of operating systems.

In a mobile and wireless world, the integrity of data is a growing concern. Our patent-pending encryption process encrypts data at the file level within the database with virtually no reduction in database performance and other Mbrane patent pending technology ensures that level of security is retained throughout the transmission process. This means that even if pass code protection levels of the operating system are breached, the data retrieved by the perpetrator will still be protected from compromise.

Finally, businesses implementing wireless and mobile technology require assurance that their investments will provide maximum returns, the new technology will be able to leverage the systems already in place, and changes in the technological infrastructure will not cause early obsolescence of their newly acquired (mobile) technology. Touchpoint provides a robust, standard, and infrastructure-independent system that addresses all these concerns.

Our business model focuses on sharing in the economic value created through the use of our software by our partners or end-user customers.

Products

Our products are comprised of the following:

Touchpoint Mobile Companion

The Touchpoint Mobile Companion™ is secure, platform-independent software that provides users the wireless enabled infrastructure needed to be productive, whether they are currently connected to the corporate office or not. Mbrane is an acknowledged market leader in embedded software, and the Touchpoint Mobile Companion builds on years of technological leadership in this area. The Touchpoint Mobile Companion provides all of the functionality necessary to bring your business intelligence to any mobile platform, while transparently managing connectivity so that synchronization is seamless and automatic. The Touchpoint Mobile Companion connects corporate data and functionality to mobile devices; mobile workers can now securely and immediately participate in enterprise workflow and can gain access to required people and or information resources. Touchpoint Mobile Companion supports Pocket PC, Palm, and EPOC operating system environments.

 Touchpoint Embedded Companion (including RDM)

  The Touchpoint Embedded Companion™ is designed to garner the highest performance from embedded devices. Using either relational or network database models, the Embedded Companion is advanced and flexible, providing all of the functionality needed to take best advantage of modern embedded Real-Time Operating Systems (RTOSs), such as VxWorks, QNX, ITRON, and Linux. The Embedded Companion is a pointer-based data management system that has a very small footprint and provides triple DES encryption algorithms for optimal security. Mbrane's Touchpoint Embedded Companion offers the highest flexibility, security, and reliability available in embedded systems software.

Touchpoint Server Partner

  The Touchpoint Server Partner™ provides intelligent, secure collaboration between corporate information intelligence and any Mobile or Embedded Companions. It is the server element of our software membrane that understands an application's requirements, and tailors its communications to those requirements, so users get the information they need in the format that is most useful. Overcoming spotty connections, low bandwidths, and device constraints, the Touchpoint Server Partner extends enterprise information to any mobile or embedded device, and does it securely and with minimum latency. Effectively extending the enterprise's central point of control, the Touchpoint Server Partner communicates needed information and functionalities to mobile platforms, bringing their users back into business processes. As we add EJB/UNIX support we will be expanding Touchpoint Server Partner to two product offerings; a division partner, which will host the Microsoft DNA platform, and an enterprise partner, which will support EJB/UNIX platforms. Our UNIX supported partner is expected to be available in early 2002.

Application Embedded Data Management and Storage Technology: Velocis

The product of nearly a decade of development expertise, Velocis™ is Mbrane's high performance, cross-platform network model database server for database applications with demanding speed and performance requirements, particularly in embedded system envionments. Velocis offers a solid foundation for application development with unique tools for performance enhancement and database customization and adheres to important industry standards such as SQL and ODBC. Further, Velocis lowers total cost of ownership by requiring minimal administration and by providing automatic recovery and full data integrity in a small-footprint, database server solution.

Professional Services

Our professional services organization provides development support to businesses engaged in extending applications for mobile, wireless and embedded solutions. Mbrane Professional Services provides direct customer support and frequently participates with VAR partners by assisting them in achieving the maximum functionality and advantage available utilizing Mbrane products in deployments for end-users through various training programs and other fee based arrangements.

Summary

Mbrane's enabling software is a comprehensive platform for mobile, wireless, and embedded systems computing solutions. Through VARs and Mbrane's Professional Services organization, Mbrane helps business customers develop mobile, wireless, and embedded systems software applications that create added economic value. In so doing, Mbrane intends to bring about a standard platform for mobile, wireless and embedded systems access to enterprise class Information Assets.

The principal products which comprised the divested client/server business included Centura Team Developer and SQLBase

You should also read the section of this annual report entitled "Risk Factors".

Customers

No customer accounted for more than 10% of total net revenues during the fiscal years ended December 31, 2000, 1999 or 1998. One customer however, would have constituted 15% of net revenues had the client/server business been divested effective January 1, 2000. Many solutions have been successfully implemented by numerous business and government entities, including:

3COM Corporation	Pepsi-Cola Company
AT&T Corp.	Philadelphia Stock Exchange
Bloomberg L.P.	Qualityfour Technologies S/A
DIRECTV California Broadcast Center (DIRECTV, Inc.)	Sattel Technologies Inc.
GE Information Services, Inc.	Siemens AG
Hewlett-Packard Company	Unisys Corporation
Hitachi, Ltd.	Veritas Software Corporation
International Business Machines Corporation	VISA International
Intermec Technologies Corporation

These customers are relevant to Mbrane's business in the future and exclude customers pertaining to the client/server business divested in the first quarter of 2001.

Marketing, Distribution and Product Support

To support our sales organizations we conduct comprehensive marketing programs and engage in cooperative selling arrangements with our strategic partners. Our marketing programs include direct mail, public relations, seminars, trade shows, an active Web presence, and other ongoing customer engagement programs. At this time we support only a very limited advertising program.

Our marketing message focuses on the benefits of using Mbrane products as an enabling software platform for mobile, wireless, and embedded systems application development and business solutions. We believe, our products provide customers with a faster time to market, a lower total cost of ownership and better security than comparable products offered by competitors, ultimately providing a better, higher return on investment.

Accordingly, broad market acceptance of mobile, wireless and embedded application solutions for business is critical to our future success. Our marketing and sales efforts are targeted to attract top-tier VARs and corporate developers responsible for the development, deployment and use of business applications. We use a combination of direct sales, telesales, and channels to sell and support existing and new customers.

We have a worldwide field sales organization, which operates in Europe through European regional headquarters in the United Kingdom; in Australia and the Asia Pacific Region through regional headquarters in Australia; and in the United States, the Americas and Canada through regional headquarters in the United States.

Engineering and Product Development

Historically we have made, and we anticipate continuing to make, substantial investments in engineering and product development. During the year ended December 31, 2000, we spent $9.4 million on engineering and product development, net of capitalized software, which represents 23% of net revenues. During the year ended December 31, 1999, we spent $8.7 million on engineering and product development, net of capitalized software, which represents 17% of net revenues. During the year ended December 31, 1998, we spent $7.9 million on engineering and product development, net of capitalized software, which represents 15% of net revenues. These investments included both our current business and the divested client/server business. We anticipate that as a percent of net revenue, investments in engineering and product development in the near term will be greater than such investments have been historically. Our products are developed by our internal product development staff and, in certain instances, by strategic use of outside consultants and third party developers. We believe that timely development of new products and enhancements to existing products are essential for us to maintain our competitive position.

We are committed to continued development of new technologies for mobile, wireless and embedded business solutions. In addition, we plan to continue to offer upgrades to our current products. Delays or difficulties associated with new products or product enhancements could have a material adverse effect on our business, operating results and financial condition. You should also read "Risk Factors".

Competition

The market for mobile, wireless and embedded software solutions for business is intensely competitive and rapidly changing. Our products are specifically targeted to utilizing this technology to solving business process problems and adding value to our customers. Our current and prospective competitors offer a variety of products that have a similar focus.

Only recently have Information Appliances and Intelligent Devices become powerful enough to handle complex business computing. This has led to the emergence of several competitors vying for a share of this rapidly expanding and potentially lucrative market. Potential competitors range from providers of connectivity and synchronization solutions, such as Abaco, Aether Systems, Broadbeam, Brience, Palm, Everypath, Fusion One, Odyssey, Pumatech and Veriprise to providers of both connectivity-synchronization and small footprint embeddable databases such as IBM, Informix ("Cloudscape"), Microsoft, Object Store, Oracle, Point Base and Sybase's iAnywhere division.

As the industry, technology, and infrastructure mature, many more competitors are likely to emerge. For example, systems integrators in partnership with companies such as Symbol, Palm, Telxon, Intermec and Fujitsu, developed solutions previously utilized in only limited niche market environments, such as enterprise data collection. These partnerships become potential competitors in the broader use of Information Appliances for enterprise level business processes.

The principal competitive factors affecting the market for our products include breadth of distribution and name recognition (visibility), product architecture, performance, functionality, price, product quality, customer support, our name recognition and our ability to continually innovate. We must continue to introduce enhancements to our existing products and offer new products on a timely basis in order to remain competitive. Even if we introduce such products in this manner we may not be able to compete effectively because of the significantly larger resources available to many of our competitors.

Intellectual Property

We currently have two patents pending with respect to our proprietary encryption methodology and four patents pending with respect to our Touchpoint Companion and Server architecture. As we develop our products, we continually look for opportunities to further patent our technology and have established comprehensive internal programs in an attempt to ensure that patents are prosecuted in all circumstances determined appropriate. We rely on a combination of trademark, copyright, trade secret protection, and nondisclosure agreements to establish and protect our proprietary rights. Policing unauthorized use of our technology is expensive and difficult, and there can be no assurance that these measures will be successful. While our competitive position may be affected by our ability to protect proprietary information, we believe that ultimately factors such as our ability to effectively market products and services, provide technical expertise and innovation, our name recognition, and ongoing product support and enhancements may be more significant in terms of maintaining our competitive position.

Mbrane provides software products to customers under non-exclusive, non- transferable license agreements. As is customary in the software industry, to protect intellectual property rights, we do not sell or transfer title to software products to customers. We provide standard forms of agreement for both resale by VARs and for end users. Under our current standard form of end user license agreement, licensed software may be used solely for the customer's internal operations and only on designated computers at specified sites. Our standard forms of reseller and VAR agreements also contain similar restrictions, depending on the terms of resale or distribution. We rely primarily on "shrink- wrap" licenses for the protection of products intended for single, one-time use or limited deployment. A shrink-wrap license agreement is a printed or downloadable license agreement, included within packaged or downloaded software, that sets forth the terms and conditions under which a purchaser of the license can use the product, and binds such purchaser by its acceptance and purchase of the software license to such terms and conditions. Shrink-wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of some jurisdictions.

We have entered into source code escrow agreements with a number of resellers and end users requiring the release of source code to such parties with a limited, nonexclusive right to use such code in the event that we cease to do business, or we breach our contractual obligations to the customer. Mbrane licenses source code as part of development licenses for certain products and has, in certain cases, licensed other source code to customers for specific uses.

There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, or that any such assertion may not result in costly litigation, or require us to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms, or at all. As the number of software products in the industry increases and the functionality of these products further overlap, Mbrane believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

Employees

As of December 31, 2000, we had 236 full-time and 25 temporary employees. This includes 35 in engineering and product development, 6 in operations and manufacturing, 155 in sales, marketing and professional services, 13 in technical services and support and 52 in management information systems, finance and administration. Following the divestiture of our client/server business, we had 128 full time and 13 temporary employees. This includes 19 people in engineering and product development, 80 in sales, marketing and consulting services, 8 in technical services and support, and 34 in management information systems, finance and administration. This headcount excludes third party product development activity. We maintain competitive compensation, benefits, equity participation, and work environment policies to assist in attracting and retaining qualified personnel. None of our employees are covered by collective bargaining agreements. We believe our relationship with our employees is good. We also believe that the success of our business will depend in large part on our ability to attract and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

Recent Developments

In February 2001 we completed the sale of our client/server business. See Item 8 "Financial Statements and Supplementary Data," - note 13 of notes to consolidated financial statements for further information regarding this acquisition, and Risk Factor - "Our restructuring efforts may not improve our operational performance".

In March of 2001 we completed a private placement of our Series B Cumulative Convertible Preferred Stock. See Item 8 "Financial Statements and Supplementary Data" - note 13 of notes to consolidated financial statements for further information regarding this financing, Risk Factor - "Conversion of the Series B Cumulative Convertible Preferred Stock and exercise of the related warrants will dilute the interests of existing stockholders".

For additional information on the segments that we operate within, see Part II note 12 of notes to consolidated financial statements.

Risk Factors

Our current business is not profitable and may not become profitable.

To date, our mobile, wireless and embedded business has not been profitable and we do not expect it to become profitable during 2001. Although it is management's objective to become profitable in 2002, there can be no assurance that this objective will be achieved.

We have incurred losses from operations in 2000 and 1999 and have been dependent upon raising money from issuances of our preferred stock and common stock in order to fund these losses and further establish our business. We currently plan to increase our revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However until we reach this stage we will continue to use our current cash and cash equivalent balances to meet the shortfall. We also plan to raise additional financing where necessary. There can be no assurance that, in the event we require additional financing that such financing will be available on terms, which are acceptable to us or at all. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders. In the event that we are unable to increase revenue levels or financing is unavailable to us management has developed alternative plans that will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or slightly smaller in scope to the cost-reduction exercises undertaken in November 2000. There can be no assurance that the exercise undertaken in November 2000 or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on our business and results of operations.

Based on our current plans we believe that the current balance of our cash and cash equivalents, the proceeds from the divestiture of our client/server product and services business, and the proceeds from additional financing will be sufficient to meet our operating and capital requirements for at least the next twelve months.

The market for mobile, embedded and wireless devices may grow more slowly that anticipated.

Although we believe the market for utilizing mobile, wireless and embedded technology is growing quickly, we cannot predict the rate at which such technology will be adopted. If the rate of adoption of such technology is slower than anticipated, the rate of growth of our revenue will likely be slowed.

The volatility of our common stock price may harm our growth and ability to raise capital.

Our common stock has a history of high volatility and our stock price may vary in response to quarterly variations in operating and financial results, as highlighted below, announcements of new products or customer contracts by us or our competitors, litigation and other factors, including sales of substantial blocks of our common stock. In addition, the extreme price fluctuations of the stock market in general, and technology stocks in particular (including ours), may affect the price of our stock, often without necessarily any regard to whether we have experienced changes in our business, operating results, or financial condition. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings, or to negotiate successful stock-for-stock acquisitions of other companies.

Fluctuations in our quarterly and annual results may adversely affect our stock price.

Our quarterly and annual operating results have fluctuated significantly in the past and may continue to do so in the future. On an annual basis historically, including the results of our client server business which was sold in February 2001, we reported a loss of $30.0 million in 2000, a loss of $3.2 million in 1999, and a profit of $2.1 million in 1998. Our future operating results may be below the expectations of public market analysts or investors. We also may not learn of, or be able to confirm, revenue or earnings shortfalls until late in, or after, the fiscal quarter; consequently we may not be able to adjust spending in a timely manner to compensate for the shortfalls. Accordingly, any significant shortfall in sales of our products or services in relation to our expectations, or those of analysts or investors, could have an immediate adverse impact on the price of our common stock. A number of factors are likely to cause variations in our quarterly and annual results. From time to time, new technologies may be announced or delivered - developed by us or our competition that have the potential to replace or shorten the life cycles of our existing products. The announcement of new products may also cause customers to delay their purchasing decisions in anticipation of such products. We may therefore occasionally experience a reduction in demand, and decreased sales, for our existing products. In addition, in some cases our revenue recognition is dependent upon the business activities of our customers, and the timely and accurate reporting of their activities to us, making predictability of the related revenue extremely uncertain. For example, many of our product licensing arrangements are subject to revenue recognition on a per-unit deployed basis, including cases where a deferred obligation to such customers is gradually extinguished. Delays in the introduction or availability of new hardware and software products from third parties may also negatively affect sales of our products.

Cyclical factors, including year and quarter end purchasing and the timing of marketing activities, such as industry conventions and tradeshows, may cause our operating results to fluctuate. Although we have operated historically with little or no backlog, we have experienced cyclical patterns of product revenue, contributing to variation in quarterly worldwide product revenues and operating results. We have generally realized lower revenues in the first quarter as compared with the immediately preceding fourth quarter of any given year and lower European revenues in the third quarter as compared to the rest of the year. We have also experienced a pattern of recording a substantial portion of our revenues in the third month of a quarter. As a result, product revenues in any quarter are dependent on orders booked in the last month. Our staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be generated until the end of each quarter. Delays in the receipt or shipment of orders, or the actual loss of product orders, can cause significant variations in operating results from quarter to quarter.

Our restructuring efforts may not improve our operational performance.

We have restructured our operations and announced changes in strategic direction in the past:

  In June 1999, we extended our offering of embedded database products by acquiring Raima Corporation, a Seattle-based vendor of cross-platform micro-databases and data management tools. Through this acquisition we were further able to focus our efforts throughout 1999 and 2000 on the Information Appliance and Intelligent Device markets.
  In February 2001, we completed a divestiture of our client/server product and services business. The divestiture provides management the ability to devote its complete attention and resources to developing new products and services related to mobile, wireless, and embedded computing. Management believes that the mobile and embedded markets provide greater growth potential than the client/server business.

We may possibly undertake other major restructuring efforts or changes in strategic direction in the future. It is uncertain whether our past or future strategic changes will improve our operational results.

Our inability to retain or attract key personnel may prevent our business from growing.

We are highly dependent on our executive officers and other key personnel, and the loss of these employees may harm our competitive position. Our future success will also depend largely on our ability to continue to attract highly skilled personnel. Competition is intense for employees with highly technical, management, and other skills in the software industry, particularly in Seattle and the San Francisco bay area, and it may be difficult to attract or retain qualified key employees. Without strong management and talented employees we may not continue to develop successful new products or to obtain important strategic alliances.

The lack of timely market delivery of our products and services or the inability to achieve market acceptance may result in negative publicity and losses.

The markets for our software products and services are characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements, computer operating environments, and frequent new product introductions and enhancements. If one or more competitors introduce products that better address customer needs we may lose our market positioning and momentum, and as a consequence our revenues may decrease.

Our success depends on the ability of our primary products, including Mbrane's Touchpoint Mobile Companion; Touchpoint Embedded Companion (including RDM); Touchpoint Server Partner; and Velocis to perform well in various business hardware and software application environments, and on the ability of our consulting organization to successfully assist customers in their solutions development. Any failure to deliver these products and services as scheduled, their failure to achieve market acceptance, rapid technological change, or failure to timely release new versions or upgrades, could result in negative publicity and decreased sales. Like many software companies, we have experienced delays in the development of new products and product versions, resulting in loss or delays of product revenues. There can be no assurance that we will not experience further delays in connection with our current product development or future development activities. We are also increasingly dependent on the efforts of third-party "partners," including system integrators, independent software vendors and distributors, to develop, implement, service and support our products. These third parties increasingly have opportunities to select from a very broad range of products from our competitors, many of whom have greater resources and market acceptance than ours. In order for our products and services to succeed in the market we must actively recruit and sustain relationships with these third parties.

Software errors in some of our products may cause our future sales to decrease.

Software products as complex as those offered by us may contain undetected errors when first introduced or as new versions are released. Our software products are complex; therefore, undetected errors may be discovered after our products are first released. Although we have not experienced material adverse effects resulting from any such errors to date, errors could be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance.

If our target customers shift requirements away from mobile, wireless, and embedded systems software applications, demand for our products may decrease significantly.

To date, substantially all of our revenues have been derived from the licensing of our embedded database products for PC client/server systems and other embedded software environments. Licensing of products for use in mobile, wireless, embedded systems, and related consulting and support services, is expected to account for substantially all of our revenues for the foreseeable future. The market for mobile, wireless and embedded systems in general, and the segments of such market addressed by our products in particular, are relatively new. Our future financial performance will depend in part on the continued expansion of this market and these market segments, the growth in the demand for our other products, as well as increased acceptance of our products by information technology professionals. We cannot assure you that the market for mobile, wireless and embedded systems software in general, and the relevant segments of the market addressed by our products will continue to grow. Neither can we assure that we will be able to respond effectively to the evolving requirements of the market and market segments, or that information technology professionals will accept our products. If we are not successful in developing, marketing, localizing and selling applications that gain commercial acceptance on a timely basis, our competitive position may suffer and our revenues may decrease.

The market for mobile, wireless, and embedded systems software is highly competitive, and we risk losing our market share to other companies.

The mobile, wireless, and embedded systems software market is intensely competitive and rapidly changing. Our current and prospective competitors offer a variety of solutions to address this market segment. Competitors range from providers of connectivity and synchronization solutions, such as Abaco, Aether Systems, Broadbeam, Brience, Palm, Everypath, Fusion One, Odyssey, Pumatech and Veriprise to providers of both connectivity- synchronization and small footprint embeddable databases such as IBM, Informix ("Cloudscape"), Microsoft, Object Store, Oracle, Point Base and Sybase's iAnywhere division. Our competitors could introduce products with more features and lower prices than our offerings. These companies could also form partnerships with established companies to compete with us. As our market expands, it becomes more attractive to any number of companies. Companies with significantly greater resources than ours could attempt to enter the market, or increase their presence in the market, by acquisition, forming strategic alliances with our competitors, or by introducing products specifically designed for these markets.

Any termination, or significant disruption, of our relationships with any of our VAR partners, or the failure by such parties to renew agreements with us, could harm our sales.

We rely on relationships with value-added resellers. We also maintain strategic relationships with a number of vertical software vendors and other technology companies for marketing or resale of our products. Some of our resellers also offer competing products. We cannot assure you that our resellers will continue to purchase our products in the same amounts, if at all, or to provide our products with adequate promotional support. Termination of any of our relationships with distributors or resellers could negatively affect our sales.

Our inability to compete successfully in international markets may reduce our revenues.

For the year ended December 31, 2000 our international sales were 56% of our net revenues, for the year ended December 31, 1999 our international sales were 55% of our net revenues, and for the year ended December 31, 1998 our international sales were 54% of our net revenues. A key component of our strategy is continued expansion into international markets particularly as the international market for mobile, wireless and embedded systems software has in many instances developed ahead of domestic markets. We currently anticipate that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. We will need to retain effective VARs, and hire, retain and motivate qualified personnel internationally to maintain and/or expand our international presence. However, we cannot assure you that we will be able to successfully market, sell, localize, and deliver our products in international markets. There are also risks inherent in doing business internationally; unexpected changes in regulatory requirements and government controls, problems and delays in collecting accounts receivable, tariffs, export license requirements and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political and economic instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and other parts of the world, restrictions on the export of critical technology, and potentially adverse tax consequences, could adversely impact the success of international operations. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of some foreign jurisdictions. Also, sales of our products are denominated either in the local currency of the respective geographic region or in US dollars, depending upon the economic stability of that region and locally accepted business practices. Any increase in the value of the US dollar, relative to local currencies in those markets, may negatively impact our competitive position and our revenues.

Our inability to adequately protect our proprietary technology may result in losing our competitive position.

We currently have two patents pending with respect to our proprietary encryption methodology and four patents pending with respect to our Touchpoint Companion and Server architecture. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. We generally enter into confidentiality or license agreements with our employees, consultants, and vendors, and generally control access to and distribution of our software, documentation, and other proprietary information. Despite efforts to protect proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that is regarded as proprietary. Policing such unauthorized use is difficult. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce intellectual property rights, to protect trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of our resources. Third parties may also claim infringement by us with respect to current or future products. We expect that we will increasingly be subject to such claims as the number of products and competitors in the mobile, wireless, and embedded system software markets grow and the functionality of such products overlaps with other industry segments. In the past, we have received notices alleging that our products infringe trademarks of third parties. We have historically dealt with and will in the future continue to deal with such claims in the ordinary course of business; evaluating the merits of each claim on an individual basis. There are currently no material pending legal proceedings against us regarding trademark infringement.

Any third party infringement claims, whether or not they are meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If such agreements are required, they may be unavailable or only available on unacceptable terms. If we were found to have infringed upon the proprietary rights of third parties we could be required to pay damages, cease sales of the infringing products, and redesign or discontinue such products.

Our inability to obtain additional financing on favorable terms may substantially harm the future growth of our business.

We may be required to seek additional equity financing for the acquisition of new products, technologies, capital equipment or to finance continuing operations. There is no assurance regarding the availability or terms of this financing, should it be needed. Any additional equity financing will also result in dilution to our existing stockholders.

Our inability to monitor and respond to the need for additional personnel and upgraded systems may impair our ability to expand sales and generate increased revenue.

In recent years we have experienced both expansion and contraction of our operations, each of which has placed significant demands on our administrative, operational and financial resources. To manage future growth, if any, we must continue to improve our financial and management controls, reporting systems, and procedures on a timely basis. Further, we must expand, train and manage our work force. There can be no assurance that we will be able to perform such actions successfully. We intend to continue to invest in improving our financial systems and controls in connection with higher levels of operations. Although we believe that our systems and controls are adequate for the current level of operations, we may need to add additional personnel and expand and upgrade our financial systems to manage any future growth. Our failure to do so effectively could negatively impact the growth of our sales and revenue.

Future issuance of shares of our common stock under existing option plans and outstanding warrants, will dilute the ownership of our existing stockholders and the sale of such shares could negatively affect our stock price.

As of December 31, 2000, we had outstanding warrants to purchase 1,586,000 shares of our common stock and outstanding options to purchase 10,236,000 shares of our common stock. Future issuance of such shares of our common stock under these outstanding warrants and options, will dilute the ownership of our stockholders. In addition, sales, including block sales, of a significant number of shares of common stock, or the potential for such sales, could adversely affect the prevailing stock market price for our common stock.

Conversion of the Series B Cumulative Convertible Preferred Stock and exercise of the related warrants will dilute the interests of existing stockholders.

On March 9, 2001, we issued 2,000 shares of Series B Cumulative Convertible Preferred Stock, for a price of $1,000 per share, and entered into an agreement to issue and sell an additional 3,000 shares of Series B Cumulative Convertible Preferred Stock, subject to certain conditions, and extended an option to purchase an additional 6,000 shares of Series B Cumulative Convertible Preferred Stock, together with warrants to purchase 114,000 shares of common stock. Should any of these securities be converted or exercised, the interests of our existing stockholders will be diluted proportionately.

Our failure to obtain stockholder approval of certain proposals in connection with the sale of our Series B Cumulative Convertible Preferred Stock would have adverse financial effects on the Company.

Our agreement to sell our Series B Cumulative Convertible Preferred Stock requires that we seek stockholder approval to increase our total number of authorized shares and approval to sell and issue to the investor securities representing more than 20% of our outstanding common stock, which may occur under certain circumstances. The failure of our stockholders to approve either of these proposals will result in material financial penalties to us, including the requirement that we redeem shares of the Series B Cumulative Convertible Preferred Stock at 130% of their purchase price, plus accumulated unpaid dividends.

The failure of our stockholders to approve a proposal to increase the number of authorized shares of common stock would have a significant adverse effect on our business.

At our next stockholder meeting, we intend to seek stockholder approval to increase the number of authorized shares of common stock available for issuance. If we are unable to obtain such approval, we will be unable to complete our existing agreement to sell 3,000 shares of our Series B Cumulative Convertible Preferred Stock for an aggregate gross purchase price of $3,000,000 and unable to raise additional capital through the issuance of other equity securities, to consummate strategic acquisitions, or to issue stock for other purposes.

The failure of our stockholders to approve the change on our name from "Centura Software Corporation" to "Mbrane, Inc.," could have an adverse effect on the conduct of our business.

Stockholder approval of the change of our name from "Centura Software Corporation" to "Mbrane, Inc." is critical to our strategic position and branding. If such approval is not obtained, we would need to continue doing business as Mbrane on a "doing business as" ("dba") basis. This could cause confusion among the our customers, partners, and investors and thereby adversely affect operations.

Directors and Executive Officers of Registrant

The following table sets forth information as of February 28, 2001, regarding the directors and executive officers of Mbrane:

          Name              Age                    Position
-------------------------  ------  ----------------------------------------
Scott R. Broomfield.......    44   President and Chief Executive Officer
                                     (Principal Executive Officer),
                                     Chairman of the Board of Directors

John W. Bowman............    46   Executive Vice President, and Chief
                                     Operating Officer

Richard Lucien............    43   Senior Vice President, Finance and
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)

Roger Sanford.............    45   Chief Marketing Officer

Jack King (2).............    68   Director

Edward Borey, Jr (1)......    50   Director

Philip Koen, Jr.(1).......    50   Director

Peter Micciche(2).........    48   Director

Tom Clark (1).............    49   Director

____________________

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

Mr. Broomfield is the Chief Executive Officer and has served as a member of the Board of Directors at Mbrane since December 1997. From February 1993 to December 1997 Mr. Broomfield was an active partner at Hickey and Hill Inc. an investment and management group that rescued SiliconValley tech companies that fell on bad business models. Prior to Hickey & Hill, Mr. Broomfield was Prior to that he was Operations Manager at DEC responsible for thin film manufacturing supporting the VAX 9000 Mainframe product from inception to shipment. Prior to this he was DEC's Controller for their Silicon Valley manufacturing operations, where he was responsible for financial planning, MIS financial systems, accounting, and all local Merger and Acquisition activity. Additional relevant high-tech experience for Mr. Broomfield includes holding the Strategic Advisor position at E-Tech. Prior to their initial public offering, Mr. Broomfield played an integral role in the Merger and Acquisition team where he successfully completed the acquisition of PolyScan. He has also filled strategic advisor roles at Invision, PRIAM, SUN, Daisy Systems and Zitel presenting industry insights to advance the companies' vision. Mr. Broomfield serves on the board of directors of Cam Data Corporation, the largest supplier of microcomputer-based inventory management and point of sale solutions for small to medium retailers. He is an active member of BENS (Business Executives for National Security), the e-world security initiative. The focus of this thought leadership group is to secure the entire infrastructure of e-business from terrorist attack, creating a solid basis for the new economy. He is also involved as the Chairman of the Council of Growing Companies for Silicon Valley, a peer to peer CEO exclusive group. Mr. Broomfield has a BS in Psychology from Azusa Pacific University and an MBA, with honors, from Santa Clara University.

Mr. Bowman has served as Chief Operating Officer of Mbrane since July 1999. Mr. Bowman joined the Mbrane as Chief Financial Officer in December 1997. From July 1997 to December 1997 Mr. Bowman also served as a principal with the firm of Hickey & Hill where he assisted companies with executive management, strategy, operational and financial restructuring, business planning, and business development. Prior to joining Hickey & Hill, Mr. Bowman was President of Country Club Foods, Inc. from November 1995 through June 1997 and from February 1992 through November 1995 served as Vice President of Finance for Spreckels Sugar Co., Inc. From 1978 through 1992 Mr. Bowman held various senior financial management positions at Unisys Corporation. Mr. Bowman holds a BS in Business Management from San Diego State University and an MBA in Finance from the University of California, Berkeley.

Mr. Lucien has served as Senior Vice President, Finance and Chief Financial Officer of Mbrane since July 1999. Mr. Lucien joined Mbrane as Vice President, Corporate Controller in December 1997 and served as a consultant to the Company from July 1997 through December 1997. From February 1996 through June 1997 Mr. Lucien was Corporate Controller at Berkeley Systems, Inc., a software games and interactive media entertainment company. From July 1994 through February 1996 Mr. Lucien was Director of Corporate Reporting at Spectrum HoloByte, Inc., a software games and interactive media entertainment company. From July 1991 through March 1994 Mr. Lucien served in the International Consulting Practice of Tohmatsu & Co., the Japanese affiliate of Deloitte Touche Tohmatsu International, in Osaka, Japan. Prior to this, Mr. Lucien served in various financial management positions at Nellcor, Inc., a manufacturer of non-invasive medical instruments. Mr. Lucien began his professional career at Touche Ross & Co. in January 1985 and holds a BS degree in business administration from California State University, Hayward.

Mr. Sanford has served as Chief Marketing Officer of Mbrane since September 2000. Mr. Sanford brings over 20 years of marketing experience to the company. As CMO Mr. Sanford is responsible for creating and extending the Mbrane brand globally. He is concurrently the Executive Dean of Santa Clara University's Levy School of Business eBA program, a pioneering program focused on developing executives for the e-business environment. Mr. Sanford is an expert in mass- market communications, and prior to Mbrane he founded and was CEO of Silicon Valley's leading advertising agency, P3M.

Mr. King has served on Mbrane's Board of Directors since December 1997. From 1986 to February 2001, Mr. King has been President and CEO of Zitel Corporation, a company specializing in software conversion consulting, systems integration, and "intelligence-based" technology solutions. Prior to joining Zitel, Mr. King held key executive and senior management positions at Dynamic Disk, Data Electronics, Memorex and Xerox Corporation. Mr. King holds a BS in Industrial Management from San Diego State University.

Mr. Borey has served on Mbrane's Board of Directors since December 1999. Mr. Borey is currently the President and Chief Executive Officer of PSC, Inc; an Oregon based manufacturer of mobile data collection devices. Prior to joining PSC, Mr. Borey held a series of key executive and senior management positions at NextRx, Intermec Technologies, Intermec's media subsidiary, Paxar's Graphic Group, Monarch's Retail System Division, National Semiconductor and Lear Siegler. Mr. Borey holds a BS in Economics from University of New York, College at Oswego, an MA in Public Administration from the University of Oklahoma and an M.B.A in Finance from the University of Santa Clara.

Mr. Koen has served on Mbrane's Board of Directors since December 1997. Mr. Koen is currently serving as Chief Financial Officer of Equinix, Inc since July 1999. Prior to this Mr. Koen served as Chief Executive Officer and Chief Financial Officer of PointCast Corporation and Chief Financial Officer of Etec Systems. From April 1989 to December 1993, Mr. Koen was the Vice President of Finance and then the Chief Financial Officer at Levelor Corporation. Mr. Koen holds a BA in Economics from Claremont Men's College and an MBA in General Management from the University of Virginia.

Mr. Micciche has served on Mbrane's Board of Directors since February 1998. Mr. Micciche is currently Senior Vice President, Sales at ChannelPoint, Inc since October 1998. Mr. Micciche served as President and CEO of SceneWare Corporation from 1994 to 1998. Prior to that Mr. Micciche was Vice-President and General Manager, North America at The ASK Group from December 1992 until May 1993, and was President of Cognos Corporation from December 1989 through December 1992. Mr. Micciche graduated from Boston College with a BS in Accounting and from Suffolk University with an MBA in Finance.

Mr. Clark has served on Mbrane's Board of Directors since July 1999. He is currently President and Chief Executive Officer of 3Times Software, a Redmond, Washington-based company specializing in Internet software and services. Prior to his current position, Mr. Clark was an Executive Vice President of Data Dimensions, an information technology company, where he was in charge of the company's Internet products division. Prior to Data Dimensions, Mr. Clark was an Executive Vice President of Mosaix Inc. (a Customer Relationship Management software provider acquired by Lucent in 1999), in charge of Product Operations. Prior to Mosaix, Mr. Clark was President and CEO of Data I/O Corp, a company specializing in software and equipment for use with programmable Application- Specific-Integrated-Circuits (ASICs). Mr. Clark served as a Board member of Raima Corporation (acquired by Mbrane in June 1999) for five years. He holds a BS in Electrical Engineering from Ohio State University.

The Board of Directors elects our officers and such officers serve at the discretion of the Board of Directors. There are no family relationships among the officers or directors.

Item 2. Properties

We lease approximately 48,000 square feet of office, development and warehousing space in facilities in Redwood Shores, California, of which approximately 50% was sublet in September 1998 and approximately 15% was subleased in February 2001, in connection with the divestiture of our client/server business. We also lease approximately 23,000 square feet of office space in Seattle, Washington of which approximately 21% was sublet in February 2001.

As of December 31, 2000, we had offices in the metropolitan areas of Chicago, Dallas, New York, Seattle, Washington, D.C., Berlin, Bruetten (Switzerland), Duesseldorf, Leuven (Belgium), Marlow (U.K.), Sydney (Australia), Mexico City, Sao Paulo, Milan, Maarssen (The Netherlands), Munich, Paris, Vienna and Tokyo.

In connection with the divestiture of our client/server business, we have discontinued operations in many of the aforementioned locations and currently, in addition to our offices in Redwood Shores and Seattle, maintain offices in Marlow (the United Kingdom) and Sydney (Australia). We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

As of December 31, 2000, there were no pending actions or proceedings against us, nor are we aware of any potential actions or claims that may be asserted against us, which in any such case could reasonably be expected to have a material adverse effect on our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2000.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Nasdaq National Market under the trading symbol CNTR. Effective April 2, 2001, the trading symbol will become MBRN.

The table below shows the 2000 and 1999 quarterly high and low closing sale prices per share of our common stock as reported by the Nasdaq National Market:

                                                        High       Low
                                                      --------- ---------
2000:
 Fourth quarter...................................      $3.375    $0.781
 Third quarter....................................       5.563     2.750
 Second quarter...................................       8.375     3.031
 First quarter....................................      17.375     5.875

1999:
 Fourth quarter...................................      $8.563    $0.625
 Third quarter....................................       1.000     0.563
 Second quarter...................................       1.063     0.938
 First quarter....................................       1.281     0.906

As of March 1, 2001, there were approximately 1,051 stockholders of record (not including beneficial holders of stock held in street name) of the Company's common stock.

We have not paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. In addition, the agreement for our accounts receivable sale facility with Pacific Business Funding restricts our ability to pay dividends (See note 4 of the Notes to the Consolidated Financial Statements). We are also prohibited from declaring dividends so long as the total stated value of all outstanding shares of series B cumulative convertible preferred stock exceeds $500,000.

In September 2000 the Company entered into a firm commitment agreement to issue up to $100 million in common stock, pursuant to a purchase agreement with institutional investor MAJJES Limited. Under the agreement, the Company may draw down incremental capital at its own discretion, pursuant to equity market conditions. As of December 31, 2000 no stock had been issued under the purchase agreement. See note 7 of the Notes to the Consolidated Financial Statements. Availability of this incremental capital is contingent on the Company successfully gaining stockholder approval to increase the number of authorized shares of common stock. See Item 1 Risk Factor "Stockholder approval to increase the number of authorized shares of common stock is critical to our ongoing operations".

In addition, during 2000, the Company sold certain warrants and options to purchase shares of its common stock as further described under note 10 of notes to consolidated financial statements. These warrants and options were issued under the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The following consolidated financial data highlights some information from this Form 10-K. You will need to read Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Item 8.- Financial Statements and Supplementary Data for the rest of the financial information.

The consolidated statements of operations data for the fiscal years ended December 31, 2000, 1999, and 1998 and the consolidated balance sheet data at December 31, 2000, and 1999 is derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 is derived from audited consolidated financial statements not included in this Form 10-K.

Selected Consolidated Statement of Operations Data
(in thousands, except per share data)

                                              Year Ended December 31,
                                  ----------------------------------------------------------
                                     2000       1999        1998          1997       1996
                                  ---------- ---------- ------------- ------------ ---------
Net revenues:
  Product......................     $17,488    $27,769       $33,453      $40,714   $45,452
  Service......................      23,488     23,261        20,044       17,232    17,781
                                  ---------- ---------- ------------- ------------ ---------
    Total net revenues.........      40,976     51,030        53,497       57,946    63,233
Total cost of revenues.........       6,731      7,434         9,034       12,218    14,578
                                  ---------- ---------- ------------- ------------ ---------
Gross profit...................      34,245     43,596        44,463       45,728    48,655
                                  ---------- ---------- ------------- ------------ ---------
Operating income (loss)........     (22,471)    (2,475)        3,895        1,230     2,484
                                  ---------- ---------- ------------- ------------ ---------
Net income (loss)..............    ($24,802)   ($3,225)       $2,115        ($649)   $2,027
                                  ========== ========== ============= ============ =========
Accretion of Series A preferred
  stock to redemption value ...      (4,125)         -             -            -         -
Dividend on Series A preferred
  stock .......................        (188)         -             -            -         -
Net income (loss) applicable to   ---------- ---------- ------------- ------------ ---------
  common stockholders before
  cumulative effect of
  accounting change ...........     (29,115)    (3,225)        2,115         (649)    2,027
Cumulative effect of accounting
  change ......................        (865)         -             -            -         -
                                  ---------- ---------- ------------- ------------ ---------
Net income (loss) applicable to
  common stockholders .........    ($29,980)   ($3,225)       $2,115        ($649)   $2,027
                                  ========== ========== ============= ============ =========
Basic net income (loss) per
  share before cumulative
  effect of accounting change .      ($0.71)    ($0.10)        $0.08       ($0.04)    $0.15
Basic net income (loss) per
  share(1).....................      ($0.73)    ($0.10)        $0.08       ($0.04)    $0.15
                                  ========== ========== ============= ============ =========
Basic weighted average
  common shares(1).............      41,236     33,066        27,390       15,439    13,231
                                  ========== ========== ============= ============ =========
Diluted net income (loss) per
  share before cumulative
  effect of accounting change .      ($0.71)    ($0.10)        $0.08       ($0.04)    $0.15
Diluted net income (loss) per
  share(1).....................      ($0.73)    ($0.10)        $0.08       ($0.04)    $0.15
                                  ========== ========== ============= ============ =========
Diluted weighted average
  common shares(1).............      41,236     33,066        27,776       15,439    13,380
                                  ========== ========== ============= ============ =========

Selected Consolidated Balance Sheets Data
(in thousands)

                                                        At December 31,
                                  ----------------------------------------------------------
                                     2000       1999        1998          1997       1996
                                  ---------- ---------- ------------- ------------ ---------
Working capital (deficit)(2)...     ($4,576)   $14,044          $983     ($18,232) ($15,616)
Total assets...................      34,850     51,480        29,372       28,200    36,705
Long-term obligations..........          84        501            53          856    12,188
Mandatorily redeemable
convertible preferred stock....         -       10,360        -             -            -
Stockholders' equity (deficit).      $6,485    $14,685        $7,273      ($9,954) ($16,923)

_________________________

    See note 1 of notes to consolidated financial statements for an explanation of shares used in computing net income (loss) per basic and diluted common shares and equivalents.
    Working capital (deficit) includes deferred revenue of $14,582,000 at December 31, 2000, $13,923,000 at December 31, 1999, $13,274,000 at December 31, 1998, $14,618,000 at December 31,1997, and $21,891,000 at December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the financial condition and results of operations along with our consolidated financial statements and notes to consolidated financial statements, as well as Item 1 - "Risk Factors".

Overview

Products

Mbrane is a leading provider of software solutions that enable mobile and wireless access to enterprise class Information Assets. Our product lines during 2000 and their main features are summarized below.

Solution Sets	Product Category	Main Features
e-business solution set
Centura Team Developer	Application development enviroment	Web-centric e-business development environment
SQLBase	Embedded database	Fully encrypted application-embedded database
Mobile and embedded solution set:
Touchpoint Mobile Companion	Connectivity software	Connectivity solution for information appliances
Touchpoint Embedded Companion (including RDM)	Embedded database	Multi-platform, high performance embedded database
Touchpoint Server Partner	Server monitor	Monitors Communication between server and mobile device
Mbrane Velocis	Embedded database	Scalable, multi platform high performance database

In February 2001, we completed a divestiture of our client/server legacy business. The divestiture included the Centura Team Developer and SQLBase products. As a result, the Company will not reflect the operations of the client/server legacy business, including the revenues from these products in future periods. The Company expects revenues in the foreseeable future to come from Touchpoint Mobile Companion, Touchpoint Embedded Companion (including RDM), Touchpoint Server Partner, and Mbrane Velocis. See Item 8 - Financial Statements and Supplementary Data - note 13 in the Notes to the Consolidated Financial Statements

Our products are distributed in the United States and internationally. We approach our markets through a combination of direct sales, where our sales force and consulting organization work directly with customers to provide solutions to business process problems, and through sales channels, which consist principally of systems integrators ("SIs"), and independent software vendors (" ISVs"), collectively value added resellers ("VARs").

You should read Item 1 - Risk Factors - "The lack of timely market delivery of our products and services or the inability to achieve market acceptance may result in negative publicity and losses", "Software errors in some of our products may cause our future sales to decrease", "If our target customers shift requirements away from mobile, wireless, and embedded systems software applications, demand for our products may decrease significantly", and "The market for mobile, wireless and embedded systems software is highly competitive, and we risk losing our market share to other companies", for more information on our products, the marketplace and associated risks.

Revenue Recognition

Our revenue is derived from primarily two sources: (1) product license revenue, which is derived primarily from product sales to resellers and end users, including large scale enterprises, and royalty revenue, which is derived primarily from initial license fees and ongoing royalties from product sales by Original Equipment Manufacturers, or OEMs; and (2) service and support revenue, which is derived primarily from providing software updates, support, training, and consulting services to end users.

We adopted the provisions of Statement of Position, or SOP 97-2, "Software Revenue Recognition" as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective January 1, 1998. We also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions" in the first quarter of 1999. Under SOP 97-2 and SOP 98-9, we recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is reasonably assured and product returns are reasonably estimable. For certain sales, where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed.

For contracts with multiple obligations (e.g., maintenance and other services), we allocate revenue to the undelivered components of the contract based on objective evidence of its fair value, which is specific to us, generally the price sold separately. We recognize revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, or derived from the separate sales of these services, we recognize revenue as the related services are performed. When services are deemed essential to acceptance of the software being delivered, we defer revenue and recognize it over the period of the engagement on a percentage-of-completion basis, primarily based on labor hours incurred.

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

In the future the Company expects that it will earn a greater share of its revenue by delivering a solution to a customer, and less of its revenue by shipping boxes of software. Since consulting service revenue is often recognized upon completion of the service and after customer acceptance, a significant portion of our revenue, including related product revenue, could depend on the completion of consulting services, and/or on customer acceptance. This situation could result in variability of revenues from period to period, since in many cases no revenue would be recognized until an entire consulting project is completed, and/or accepted by the customer.

You should also read Item 1 - Business, Risk Factors - "Fluctuations in our quarterly and annual results may adversely affect our stock price".

Results of Operations

The table below shows the consolidated statements of operations data as a percentage of net revenues for the periods indicated.

                                              Years Ended December 31,
                                         ---------------------------------
                                            2000       1999       1998
                                         ---------- ---------- -----------
Net revenues:
  Product...............................        43%        54%         63%
  Service...............................        57%        46%         38%
                                         ---------- ---------- -----------
    Total net revenues..................       100%       100%        100%
Cost of revenues:
  Product...............................         6%         6%          9%
  Service...............................         9%         8%          8%
  Amortization of acquired technology...         1%         1%        -
                                         ---------- ---------- -----------
    Total cost of revenues..............        16%        15%         17%
                                         ---------- ---------- -----------
      Gross profit......................        84%        85%         83%

Operating expenses:
  Sales and marketing...................        84%        56%         48%
  Engineering and product development...        23%        17%         15%
  General and administrative............        26%        17%         13%
  Amortization of goodwill..............         3%        -          -
  Restructuring expense.................         2%        -          -
                                         ---------- ---------- -----------
    Total operating expenses............       138%        90%         76%
                                         ---------- ---------- -----------
      Operating income (loss)...........      (55%)       (5%)          7%

Other income (expense), net.............         1%       (1%)        (4%)
Other non-cash charges..................       (6%)        -          -
Provision for income taxes..............       (1%)        -            1%
                                         ---------- ---------- -----------
Net income (loss).......................      (61%)       (6%)          4%
                                         ========== ========== ===========

Gross margin on product revenues........        85%        88%         86%
Gross margin on service revenues........        85%        83%         78%

Net Revenue

Net product revenues

The following table presents our net product revenues by product line and the approximate percentage of total revenues for the years ended December 31, 2000, 1999, and 1998:

                                   2000              1999              1998
                           ----------------- ----------------- -----------------
                             (in      % of     (in      % of     (in      % of
                           millions) Total   millions) Total   millions) Total

Embedded databases........   $11.5       66%   $20.5       74%   $23.5       70%
Application development
  environment.............     4.2       24%     4.9       18%     7.0       21%
Other tools and
  connectivity software...     1.8       10%     2.4        8%     3.0        9%
                           -------- -------- -------- -------- -------- --------
Total net product revenues   $17.5      100%   $27.8      100%   $33.5      100%
                           ======== ======== ======== ======== ======== ========

Net product revenues decreased $10.3 million, or 37% from 1999 to 2000, and decreased $5.7 million, or 17% from 1998 to 1999

The decrease in overall product revenues from 1999 to 2000 is due to decreased revenues from embedded database and application development software. The embedded database software revenue decreased $9.0 million, or 44%, from 1999 to 2000, primarily due to decreased sales of SQLBase, an embedded database product primarily utilized in desktop client/server applications, which declined 60% during this period. This decline was partially offset by increases in revenue from the Velocis Database Server and RDM products, which increased 62% to $4.7 million. Velocis and RDM are embedded database products, which are primarily utilized in server centric and embedded device applications, respectively.

Application development software decreased $0.7 million, or 14%, from 1999 to 2000 principally due to decreases in Centura Team Developer ("CTD") revenue. The release of CTD 2000 in the second quarter of 2000 helped to slow the decline of revenue for this product.

The revenue from other tools and connectivity software decreased $0.6 million from 1999 to 2000.

The decrease in overall product revenues from 1998 to 1999 is due to decreased revenues from embedded database and application development software. The embedded database software revenue decreased $3.0 million, or 13%, from 1998 to 1999, primarily due to decreased sales of SQLBase. This decline was partially offset by revenue from the Velocis Database Server and RDM products. Application development software, consisting of CTD, decreased $2.1 million, or 30%, from 1998 to 1999. The revenue from other tools and connectivity software decreased $0.6 million from 1998 to 1999 and includes revenue from ancillary products. Our connectivity software, eSNAPP was released in late 1999 and early sales were to software developers.

In February 2001 we completed a divestiture of our legacy client/server business which included the SQLBase and Centura Team Developer product lines as well as related consulting services operations. We expect to derive all of our revenue for the foreseeable future from Mbrane Touchpoint product suite, which includes Touchpoint Mobile Companion, Touchpoint Embedded Companion (including RDM), Touchpoint Server Partner, Mbrane Velocis, and related consulting services and training. The following table shows approximate revenue in 2000 and 1999 related to the products that the Company is retaining.

                                                  2000                    1999
                                       ----------------------- -----------------------
                                           (in        % of         (in        % of
                                        millions)     Total     millions)     Total

Product...............................       $4.7          59%       $2.9          62%
Consulting and training...............        1.5          19%        0.9          19%
License maintenance and support.......        1.8          23%        0.9          19%
                                       ----------- ----------- ----------- -----------
Total net revenues....................       $8.0         100%       $4.7         100%
                                       =========== =========== =========== ===========

Delays or difficulties associated with new products or product enhancements could have a material adverse effect on our business, operating results and financial condition. You should also read Risk Factor - "If the computer industry shifts away from mobile, wireless, and embedded system software solutions, demand for our products may decrease significantly", Risk Factor - "The market for mobile, wireless, and embedded software market is highly competitive and we risk losing our market share to other companies", and Risk Factor - "The lack of timely market delivery of our products and service or the inability to achieve market acceptance may result in negative publicity and losses".

Net service revenues

The following table presents our service revenues, which primarily comprise fees that entitle our customers to the right to receive product revision upgrades and updates as and when they become available and telephone support and consulting services for the years ended December 31, 2000, 1999 and 1998.

                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                         (in millions)
Total net service revenues...................      $23.5       $23.3       $20.0
                                              =========== =========== ===========

Net service revenues in 2000 increased $0.2 million, or 1% compared with 1999 and increased $3.3 million, or 17% in 1999 compared with 1998. The relatively small increase in 2000 service revenue reflects the impact of decreasing product sales on service revenue, as service and maintenance contracts decline proportionately with declines in product sales. These declines are offset by the effect of amortization of service contracts recorded and deferred in prior periods, but recognized as revenue in 2000, and through a focus on customer retention and increased emphasis in the utilization of consulting services. License maintenance and telephone support contracts are typically paid in advance, and revenue is recognized ratably over the term of the contract.

Revenues by geography

The following table presents our net revenues split by geographical regions:

                                   2000              1999              1998
                           ----------------- ----------------- -----------------
                             (in      % of     (in      % of     (in      % of
                           millions) Total   millions) Total   millions) Total

North America.............   $17.9       44%   $22.8       45%   $24.5       46%
Europe....................    18.0       44%    22.9       45%    24.2       45%
Rest of the World.........     5.1       12%     5.3       10%     4.8        9%
                           -------- -------- -------- -------- -------- --------
Total net revenues........   $41.0      100%   $51.0      100%   $53.5      100%
                           ======== ======== ======== ======== ======== ========

International sales represented 56%, 55% and 54% of our net revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The international market for mobile, wireless and embedded systems software has in many instances developed ahead of domestic markets, and a key component of our strategy is continued expansion into international markets. We currently anticipate that international sales, particularly in new and emerging markets, will continue to account for a significant percentage of total revenues. We will need to retain effective VARs, and hire, retain and motivate qualified personnel internationally to maintain and/or expand our international presence. However, we cannot assure that we will be able to successfully market, sell, localize and deliver our products in international markets.

You should read the information included in Part I, Risk Factors - "The market for mobile, wireless and embedded systems software is highly competitive, and we risk losing our market share to other companies" and the information included in Part I, Risk Factors - "Our inability to adequately protect our proprietary technology, may result in us losing our competitive position" and the information included in Part I, Risk Factors - "Our inability to compete successfully in international markets may reduce our revenues", located in this Annual Report, for more information concerning the risks of doing business in international markets.

Cost and expenses

Cost of product revenues

Cost of product revenues includes the cost of production and the amortization of capitalized software. The cost of production includes the cost of subcontracted production and royalties for third party software. The table below presents these costs for the years ended December 31, 2000, 1999, and 1998:

                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                         (in millions)
Cost of production...........................       $1.6        $2.3        $3.0
Amortization of capitalized
  software...................................        1.0         1.0         1.7
                                              ----------- ----------- -----------
Total cost of product revenues...............       $2.6        $3.3        $4.7
                                              =========== =========== ===========

As a percentage of net product
  revenues...................................         15%         12%         14%
                                              =========== =========== ===========
As a percentage of net product
  revenues, excluding
  amortization of capitalized
  software...................................          9%          8%          9%
                                              =========== =========== ===========

Cost of product revenue decreased from 1999 to 2000 by $0.7 million. The decrease is due to a decrease in product shipments resulting from lower product revenue. As a percentage of net product revenue, cost of product revenue increased by 3% over 1999. This increase is due to certain fixed costs associated with production not being reduced relative to the decline in product revenues. The cost of product revenue as a percentage of net product revenue decreased from 1998 to 1999 due to a decrease in royalties and write-offs of development licenses in 1999 compared with 1998.

We capitalize internal software development costs that are eligible for capitalization, from the time that a project reaches technological feasibility until the time that the products derived from the project are released for sale. Software purchased from third parties and included in our products is also capitalized if technological feasibility for the project has been established at the time of purchase. These capitalized costs are then amortized ratably over the useful life of the products, generally estimated to be two to three years.

The amortization of capitalized software costs has declined over the last two years. This decline is largely due to software purchased from third parties and used in earlier versions of our current product lines becoming fully amortized.

Cost of net service revenues

Cost of service consists primarily of personnel costs related to product license maintenance, training, technical support, and consulting. The table below presents these costs for the years ended December 31, 2000, 1999 and 1998:

                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                         (in millions)
Total cost of service revenues...............       $3.6        $3.9        $4.4
                                              =========== =========== ===========
As a percentage of net
  service revenues...........................         15%         17%         22%
                                              =========== =========== ===========

The decrease in the actual cost of service revenue as well as a decrease in the percentage of the cost of service revenues to service revenues is primarily due to a decrease in headcount in our technical services organization each of the respective years.

Amortization of acquired products

The 2000 and 1999 amortization expense associated with acquired technology of Raima Corporation was $0.5 million and $0.3 million respectively. In 1999, as part of the merger with Raima Corporation we capitalized $2.7 million of acquired technology. This intangible asset is being amortized over its estimated period of benefit of 5 years. The amortization increase in 2000 over 1999 is due to the fact that amortization began in July of 1999, such that 1999 only included six months of amortization, whereas 2000 included twelve months of amortization. See note 2 of notes to consolidated financial statements for further information regarding the acquisition of Raima Corporation in 1999.

Sales and marketing expenses

Sales and marketing expenses consist principally of salaries, sales commissions and costs of advertising and marketing campaigns. The table below presents these costs for the years ended December 31, 2000, 1999, and 1998.

                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                         (in millions)
Total sales and marketing expenses...........      $34.6       $28.4       $25.8
                                              =========== =========== ===========
As a percentage of total net
  revenues...................................         84%         56%         48%
                                              =========== =========== ===========

Sales and marketing expenses increased in 2000 by $6.2 million, or 22% over 1999. Sales and marketing expenses in 1999 increased $2.6 million or 10% compared with 1998.

The increase in 2000 is primarily due to costs related to increased staffing and associated travel and facilities costs of $4.2 million. Other areas of increase over the prior year included $1.2 million in external consulting costs for professional services, and $0.8 million in marketing consulting costs mostly related to branding and market research.

The increase in the 1999 sales and marketing expense is primarily due to increased staffing as a result of the acquisition of Raima and one-time severance costs of $0.5 million associated with a reorganization of the European sales and marketing organization.

Engineering and product development

The table below presents engineering and product development expenses, capitalized software development costs, and net engineering and product development expenses in dollar amounts and as a percentage of net revenues for the years ended December 31, 2000, 1999, and 1998. Engineering and product development expenses include investment in both our current and divested client/server business:

                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                         (in millions)
Gross engineering and product
  development expenses.......................      $11.2        $9.2        $8.6
Capitalized software development
   costs.....................................       (1.8)       (0.5)       (0.7)
                                              ----------- ----------- -----------
Net engineering and product
  development expenses.......................       $9.4        $8.7        $7.9
                                              =========== =========== ===========

As a percentage of net revenues:
  Gross engineering and product
    development expenses.....................         27%         18%         16%
Net engineering and product
  development expenses.......................         23%         17%         15%

Net engineering and product development expenses in 2000 increased $0.7 million, or 8% compared with 1999 and increased $0.8 million, or 10% in 1999 compared with 1998.

The increase in gross engineering and product development expenses is principally due to increases in personnel as we expanded our efforts to develop new products related to mobile, wireless, and embedded computing, and to increased personnel-related costs as a result of the additional workforce of Raima acquired in 1999.

We believe that the development of new products and the enhancement of existing products are essential to our continued success, and we intend to devote substantial resources to new product development. To the extent that net revenues do not grow at the same rate, such increases could have a material adverse effect on the Company's business, results of operations and financial condition.

General and administrative expenses

General and administrative expenses consist primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. The table below presents these costs for the years ended December 31, 2000, 1999, and 1998:

                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                         (in millions)
Total general and administrative
  expenses...................................      $10.7        $8.5        $6.9
                                              =========== =========== ===========
As a percentage of total net
  revenues...................................         26%         17%         13%
                                              =========== =========== ===========

General and administrative expenses in 2000 increased by $2.2 million, or 26% compared with 1999, and increased $1.6 million, or 23% in 1999, compared with 1998.

The $2.2 million increase in 2000 is primarily due to an increase in personnel and personnel related expenses, information systems, consulting, and other expenses related to financing transactions, registration of securities and investor relations. The increase in 1999 compared with 1998 is primarily due to increased personnel related costs following the acquisition of Raima and charges associated with fully staffing the European finance and legal departments.

Amortization of goodwill and workforce intangible

The 2000 and 1999 amortization expense associated with goodwill and workforce intangibles of Raima Corporation was $1.1 million and $0.5 million respectively. In 1999, as part of the merger with Raima Corporation, we capitalized $3.0 million of goodwill that is being amortized over its period of benefit of 5 years, and $0.7 million of workforce intangible that is being amortized over its period of benefit of 3 years. The increase in 2000 over 1999 is due to 1999 being charged with only six months of amortization, whereas 2000 includes 12 months of amortization. You should also read note 2 of notes to consolidated financial statements for more details on the 1999 acquisition of Raima Corporation.

Restructuring expenses

In the quarter ended December 31, 2000, in connection with management's plan to reduce operating expenses, we announced a restructuring plan, which resulted in a one-time charge of $0.8 million, which was comprised of approximately $0.1 million in severance costs pertaining to U.S. employees and approximately $0.7 million in severance and related legal and tax costs pertaining to employees in Europe. The restructuring included a reduction in personnel of 71 employees, including 44 positions in the U.S. and 27 positions in Europe. The restructuring charge was related to sales office, as well as corporate general and administrative personnel and includes no non-cash charges.

Pursuant to the divestiture of our client/server business, subsidiaries and related facilities in Germany, Austria, the Netherlands and Mexico were sold to Platinum (see Note 13 Subsequent events). In addition, in relation to the divestiture, we intend to close sales offices and related facilities in Italy, Brazil and Japan and costs related to these activities are anticipated to be included in our 2001 financial statements.

There can be no assurance that we will not believe it appropriate to undertake other major restructuring efforts in the future or to what degree any of these efforts will result in improved operational performance, if at all.

Other income (expense), net

Other income (expense), net is comprised of interest income, interest expense, valuation of warrants, and gains or losses on foreign currency transactions, which are presented in the table below for the years ended December 31, 2000, 1999, and 1998:

                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                         (in millions)
Net interest income (expense)................       $0.4       ($0.1)      ($0.2)
Imputed value of warrants issued.............        -           -          (1.0)
Foreign exchange gain (loss).................        0.2        (0.5)       (0.3)
                                              ----------- ----------- -----------
Total other income (expense), net............       $0.6       ($0.6)      ($1.5)
                                              =========== =========== ===========

Our gains or losses from foreign currency transactions have fluctuated from period to period, primarily as a result of fluctuating values of the U.S. dollar and instability in European and Latin American currency markets.

The costs of currency hedging are reflected in the reported gains and losses of foreign currency transactions. We anticipate that we will continue to hedge foreign currency denominated assets and liabilities in 2001. Nonetheless, a decrease in the value of foreign currencies relative to the value of the U.S. dollar could result in losses from foreign currency transactions.

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

In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement had been delayed to fiscal years beginning after June 15, 2000. Our compliance with FAS 133 will require that beginning with the first quarter of 2001 we will reflect the fair value of our hedging assets and liabilities on the balance sheet. Gains or losses on those hedging assets and liabilities will be reflected in earnings or other comprehensive income as directed by FAS 133. The impact of adopting this statement did not have a material impact on our consolidated results of operations, financial position or cash flows.

The 1998 non-cash charge of $1.0 million is associated with the issuance of warrants. The warrants were valued by an independent appraiser, using a modified Black Scholes option-pricing model. You should read note 10 of notes to consolidated financial statements for more information on the issuance and valuation of these warrants.

Other non-cash charges

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

Under the terms of the equity facility agreement, the Investor has the right to purchase up to 435,000 shares of our common stock at an exercise price of $4.60 per share at any time over a three-year period, which began in September 2000. This purchase option was valued at $1,101,000 using a risk free rate of 6.05%, a volatility factor of 90% and assuming no payment of dividends. Both the number of shares underlying the option and the exercise price are subject to an anti-dilution adjustment under the terms of the equity facility agreement. The purchase option valuation of $1,101,000 was included on the balance sheet under "Other assets".

In consideration for services rendered in relation to securing our equity facility with the Investor, the placement agent, Rochon Capital Group, Ltd. received fully exercisable warrants to purchase 216,000 shares of our common stock at an exercise price of $5.0809 per share. These warrants were valued at $603,000 using a risk free rate of 5.97%, a volatility factor of 90% and assuming no payment of dividends. These warrants expire in September 2005. The warrant valuation of $603,000, along with placement agent fees of $765,000, were included on the balance sheet under "Other assets".

At September 30, 2000, there was approximately $2,540,000 in costs related to the equity facility included on our balance sheet under "Other assets". This amount was composed of the value of the warrants to Rochon and MAJJES, Rochon placement fees, and other consulting expenses. We had agreed with the underwriter of the facility to a "hard floor" price of $2.00 per share, below which we would not issue common stock under the facility. Due to the decrease in our stock price during the quarter ended December 31, 2000, we no longer have the intent to utilize the equity facility, which would necessitate the issuance of common stock at prices less than $2.00 per share. Accordingly, the amounts in "Other assets" were expensed in the quarter ended December 31, 2000.

Provision for income taxes

The provision for current income taxes was $0.4 million in 2000, $0.1 million in 1999, and $0.3 million in 1998. The provision for income taxes relates primarily to foreign withholding taxes.

As of December 31, 2000 we had net operating loss carryforwards of approximately $95.1 million available to offset future federal taxable income, which expire through 2020, and $28.9 million available to offset future state taxable income, which expire through 2005. The availability and timing of these carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 2000 and 1999, the Company recorded a valuation allowance for its deferred tax assets due to the existence of sufficient uncertainty with respect to its ability to realize the deferred tax assets.

Liquidity and Capital Resources:

Cash Flows/Working Capital

                                                 2000        1999        1998
                                              ----------- ----------- -----------
                                                         (in millions)
Cash and cash equivalents at beginning
of period....................................      $20.6        $6.4        $4.0
Net cash (used in) provided by:
  Operating activities.......................      (13.2)        0.5         1.2
  Investing activities.......................       (3.7)       (1.5)       (1.9)
  Financing activities.......................        1.6        15.2         3.1
Effect of exchange rate changes
  on cash and cash equivalents...............        0.4         -           -
                                              ----------- ----------- -----------

Cash and cash equivalents at end
of period....................................       $5.7       $20.6        $6.4
                                              =========== =========== ===========

Net cash from operating activities decreased $13.7 million in 2000 from 1999. This decrease is primarily due to operating losses incurred in 2000, offset by increases in accounts payable, and a reduction in accounts receivable.

Net cash from operating activities decreased $0.7 million in 1999 compared with 1998. This decrease was principally due to the operating loss incurred in 1999.

Net cash used in investing activities increased $2.2 million in 2000 compared to 1999. The primary cause of the increase was due to investments in capital equipment and capitalization of software development costs. Net cash used in investing activities decreased by $0.4 million in 1999 compared with 1998. This is primarily attributed to lower levels of property and equipment purchases in 1999 compared with 1998.

Net cash provided by financing activities declined $13.6 million in 2000 compared to 1999. Year 2000 financing proceeds came from the issuance of common stock, offset by repayment of short-term borrowing and payment of capital lease obligations. Net cash provided by financing activities increased $12.1 million in 1999 compared with 1998. This is principally due to net proceeds from the issuance of manditorily redeemable convertible preferred stock, and net proceeds from the issuance of common stock.

Working capital, defined as current assets less current liabilities, decreased $18.6 million from December 31, 1999. The decrease was primarily due to a decrease in cash balances due to the use of cash in operating activities.

                                                 2000        1999
                                              ----------- -----------
                                                  (in millions)
Working capital including impact of
  deferred revenue...........................      ($4.6)      $14.0
                                              =========== ===========
Working capital excluding impact of
  deferred revenue...........................      $10.0       $27.9
                                              =========== ===========

Excluding the impact of deferred product and support revenue of $14.6 million at December 31, 2000, our working capital position decreased by $17.9 million. This deferred product and support revenue of $14.6 million reflects the recognition of revenue in accordance with contractual agreements and requires minimal future monetary resources of the Company.

At December 31, 2000 we had approximately $11.1 million in unsecured foreign currency contracts, denominated primarily in various European currencies, as part of a program to hedge the financial exposure arising from foreign denominated monetary assets and liabilities.

We have incurred losses from operations 2000 and 1999 and have been dependent upon raising money from issuances of our preferred stock and common stock in order to fund these losses and further establish our business.

We currently plan to increase our revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However until we reach this stage we will continue to use our current cash and cash equivalent balances to meet the shortfall. We also plan to raise additional financing where necessary. There can be no assurance that, in the event we require additional financing that such financing will be available on terms, which are acceptable to us or at all. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

In the event that we are unable to increase revenue levels or financing is unavailable to us management has developed alternative plans that will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or slightly smaller in scope to the cost-reduction exercises undertaken in November 2000. There can be no assurance that the exercise undertaken in November 2000 or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on our business and results of operations.

Based on our current plans we believe that the current balance of our cash and cash equivalents, the proceeds from the divestiture of our client/server product and services business, and the proceeds from additional financing will be sufficient to meet our operating and capital requirements for at least the next twelve months.

Our capital requirements may be affected by acquisitions of businesses, products and technologies that are complementary to our business strategy, which we consider from time to time. We regularly evaluate such opportunities. Any such transaction, if consummated, may reduce our working capital or require the issuance of our common stock.

Additionally, we may choose to raise cash for operational or other needs sometime in the future. If we need further financing, there can be no assurance that it will be available on reasonable terms or at all. Any additional equity financing will result in dilution to our stockholders. See "Equity Transactions and Debt Financing" below.

On February 22, 2001 the Company completed a divestiture of its legacy client/server business to Platinum Equity, LLC ("Platinum"). The purpose of the divestiture was to provide management with the ability to devote its complete attention and resources to a series of new products and services developed by the Company related to mobile, wireless, and embedded computing capabilities, which management believes have broader growth opportunities than its legacy client/server business. In consideration of the sale of the legacy client/server business the Company received a combination of cash, royalties on future revenue streams generated by the Business being sold, and the assumption by Platinum of obligations to perform services related to the deferred revenue account associated with the Business being sold. The Company received net cash proceeds of $3.3 million, with an additional $0.4 million to be paid over the next three months. Platinum will also pay up to $6.3 million in royalty payments over the next five years and assumed approximately $12.5 million in assumed obligations to perform services related to the deferred revenue account of the Company.

The following table shows the unaudited pro forma balance sheet of the Company, in thousands as if the divestiture of its legacy client/server business had occurred as of December 31, 2000.

CENTURA SOFTWARE CORPORATION
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

                                                             Proforma
                                                            December 31,
                                                            -----------
                                                                  2000
                                                            -----------
                          ASSETS
Current assets:
  Cash and cash equivalents............................         $9,417
  Accounts receivable, less allowances of $1,865.....           10,263
  Other current assets.................................          4,287
                                                            -----------
    Total current assets...............................         23,967
Property and equipment, net............................          3,385
Goodwill, net..........................................          2,011
Capitalized software, net..............................            817
Other intangible assets, net...........................          2,771
Other assets...........................................            861
                                                            -----------
    Total assets.......................................        $33,812
                                                            ===========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
              STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations.............           $465
  Accounts payable.....................................          4,905
  Accrued compensation and related expenses............          2,147
  Short-term borrowings................................          2,500
  Other accrued liabilities............................          2,788
  Restructuring Reserve................................            836
  Deferred revenue.....................................          2,329
                                                            -----------
    Total current liabilities..........................         15,970
Other long-term liabilities............................             84
                                                            -----------

    Total liabilities..................................         16,054
                                                            -----------

Commitments and contingencies (note 8 and 9)

Mandatorily redeemable convertible preferred stock.....           -
                                                            -----------
Stockholders' equity:
  Preferred stock, no par value; 2,000 shares
    authorized; none issued and outstanding............           -
  Common stock, par value $.01 per share; 60,000
    shares authorized; 42,906 shares and 37,535
    shares issued and outstanding .....................            429
  Additional paid-in capital...........................        112,167
  Accumulated other comprehensive loss.................            (93)
  Accumulated deficit..................................       (106,018)
  Estimated Gain on Sale of Business..................          11,273
                                                            -----------
    Total stockholders' equity.........................         17,758
                                                            -----------
    Total liabilities, mandatorily redeemable
    preferred stock and stockholders' equity...........        $33,812
                                                            ===========

Equity Transactions and Debt Financing

On March 9, 2001 we completed a private placement of series B cumulative convertible preferred stock. See Item 8 - financial statements and supplementary data - note 13 of notes to consolidated financial statements for further information regarding this financing, and Risk Factor - "If we are deemed to have issued 20% or more of our outstanding common stock in connection with the private placement of our series B cumulative convertible preferred stock, we may be required to delist our shares from the Nasdaq National Market".

In September 2000, we entered into an equity facility agreement with an institutional investor, MAJJES Limited (the "Investor"), under which we may require the Investor to purchase up to $100 million of our shares of common stock over a three-year period, and the Investor may, at its sole option, purchase up to an additional $20 million of our shares of common stock. We may draw down this incremental capital at our own discretion, subject to equity market conditions and the terms of the underlying agreement. At December 31, 2000 we had not drawn down any incremental capital under the agreement. You should also read note 7 of notes to the consolidated financial statements for more information on this equity facility.

In December 1999, we completed a private placement of 12,500 shares of our series A preferred stock resulting in net proceeds of $11.2 million, after deducting associated expenses, including the imputed value of warrants issued to our placement agent. In May of 2000 the series A preferred stock was converted to 3,099,000 shares of common stock. You should also read note 6 of notes to the consolidated financial statements for more information on this private placement and subsequent conversion to common stock.

In connection with this placement, we issued warrants to our placement agent to purchase common stock. At the time of the transaction, we had not recorded a beneficial conversion charge as the conversion price exceeded the fair market value of the stock. However, in accordance with the provisions of Emerging Issues Task Force No. 00-27, or EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", we have recorded a beneficial conversion charge of $865,000 representing the difference between the fair market value of the Company's common stock on the date of issuance of $5.00 over the accounting conversion price of $4.60. In accordance with EITF 00-27, which requires retroactive application to convertible securities issued after May 1999, this charge was recorded as a cumulative catch up adjustment in the fourth quarter of fiscal 2000 and has been reflected in net loss per share.

In June 1999, we acquired Raima Corporation, a vendor of cross-platform embedded databases and data management tools. We acquired Raima for $7.6 million, consisting of 5.8 million shares of our stock valued at $6.0 million, $0.3 million of cash payable to former Raima shareholders as certain financial conditions were met at the time of acquisition, and acquisition costs of $1.3 million. You should also read note 2 of notes to the consolidated financial statements for more information about this acquisition.

In February 1998, Computer Associates, Inc., and Newport Acquisition Company, LLP entered into a Note Purchase and Sale Agreement (which we agreed to). The Company and Newport Acquisition Company then entered into a Note Conversion Agreement whereby a promissory note, plus accrued interest, in the amount of $12.3 million, payable to Computer Associates was acquired by Newport Acquisition Company, and immediately converted into 11,415,094 shares of our common stock.

In January 1998, we entered into a $5.0 million asset based loan facility with Coast Business Credit. This loan facility allowed us to borrow up to $5.0 million, collateralized by our accounts receivable, combined with a $0.5 million capital equipment facility. Under the terms of the agreement the loan balance was restricted to a percentage of eligible accounts receivable as discussed in Item 8 - Financial Statements and Supplementary Data - note 4 - Short-term borrowings. The facility bore interest at a rate of 2.25% above the Bank of America Reference Rate, and provided for the ability to reduce interest costs based on the achievement of certain financial covenants.

At December 31, 1999, we had drawn $3.3 million on the loan facility and were paying an interest rate of 2.25% above the Bank of America Reference Rate of 10.75%.

The facility matured in January 2000 and we had the option to extend the agreement for one year at our discretion. In February 2000, we declined the option to extend the original agreement for an additional year and instead renegotiated the terms of the $5.0 million asset based loan facility with Coast Business Credit. Under this amended agreement, we continued to borrow up to $5.0 million, collateralized by our accounts receivable, combined with a $0.5 million capital equipment facility. The loan balance was limited to the lower of $5.0 million, or 85% of our eligible receivables derived from customers located in the United States and the United Kingdom, plus 25% of our eligible receivables derived from approved customers located outside the United States and the United Kingdom. The interest rate was 2.0% above the Bank of America Reference Rate.

At December 31, 2000, we had borrowed $2.5 million against the loan facility at an interest rate 2% above the Bank of American Reference Rate of 9.5%. We were in violation of the Adjusted Net Worth covenant whereby Coast Business Credit required the Company to maintain its Adjusted Net Worth above $15.0 million, although this violation would have been cured by the divestiture of the client/server business. However, we elected in February 2001 to terminate the Coast Business Credit agreement and paid off the outstanding balance of $2.5 million.

In February 2001, pursuant to and associated with the divestiture of our client/server business, we terminated the Coast Business Credit loan facility and entered into an accounts receivable sale facility with Pacific Business Funding, a division of Cupertino National Bank. This facility allows us to factor up to 80% of accounts receivable that are under 90 days old, up to a maximum of $2.5 million at 9.6%. Currently we have factored $2.5 million in accounts receivable under this facility. The proceeds of the advance were used to pay off the Coast Business Credit loan facility. Additionally, the lender has a lien on company assets, including, but not limited to, accounts receivable, letters of credit, customer lists, copyrights, patents, trademarks licenses, intellectual property, inventory, equipment and machinery, investment securities, and books and records, including computer programs. Under this agreement our ability to pay dividends to our stockholders is restricted.

Inflation

We believe that inflation has not had a material impact on our operating results and do not expect inflation to have a material impact on our operating results in 2001.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The impact of adopting this statement did not have a material impact on our consolidated results of operations, financial position or cash flows.

Factors affecting operating results

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
    market acceptance of new products;
    reviews in the industry press concerning our products or our competitors';
    changes or anticipated changes in our pricing or our competitors' pricing;
    mix of distribution channels through which products are sold;
    mix of products sold;
    general economic conditions.

Post divestiture of our legacy client/server business (see Item 1 "Business" and Item 8, note 13 for more information on the divestiture), our future business will likely include a greater proportion of consulting services as a percentage of total net revenue than reflected in our historical financial statements. Since solutions involving consulting service revenue are often recognized upon completion of the service, and after customer acceptance, a significant portion of our revenue, including product revenue, could depend on the completion of such services, or on customer acceptance of service delivery. This situation could result in variability of revenues from period to period, since in many cases revenue could not be recognized until an entire consulting project was completed, or accepted by the customer. In addition, it is likely that cost of sales will increase to reflect utilization of the consulting services group, and as such gross margins will be adversely affected.

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

In addition, our quarterly operating results will depend on a number of other factors that are difficult to forecast, including factors listed in Item 1. Business, - Risk Factors - "Fluctuations in our quarterly and annual results may adversely affect our stock price".

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

At December 31, 2000, we had a total of $11.1 million in 30-day forward contracts. The US dollar equivalent balance at December 31, 2000 for each of the currencies held comprises: German Deutsche Marks ($1.8 million), British Pounds Sterling ($7.2 million), Netherland Guilders ($0.7 million), Italian Lire ($0.2 million) and Australian Dollar ($1.2 million). The carrying value of these financial instruments approximates their respective fair values.

While we hedge certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may adversely impact our ability to contract for sales in U.S. dollars and our products and services may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

Our international business is also subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

We are subject to interest rate risk on our investment portfolio, however our portfolio consists of only cash and cash equivalents at December 31, 2000, and thus our interest rate risk is not material.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Centura Software Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the accompanying consolidated financial statements, the Company changed its method of accounting for convertible securities with beneficial conversion features as of October 1, 2000.

PricewaterhouseCoopers LLP

San Jose, California
February 9, 2001

CENTURA SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                              December 31,
                                                         ----------------------
                                                              2000      1999
                                                         ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents............................     $5,685     $20,614
  Accounts receivable, less allowances of $1,410
    and $1,209.........................................     12,681      14,394
  Other current assets.................................      5,339       4,970
                                                         ----------  ----------
    Total current assets...............................     23,705      39,978
Property and equipment, net............................      3,581       3,541
Capitalized software, net..............................      1,921       1,035
Goodwill, net..........................................      2,011       2,694
Other intangible assets, net...........................      2,771       3,686
Other assets...........................................        861         546
                                                         ----------  ----------
                                                           $34,850     $51,480
                                                         ==========  ==========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
             STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations.............       $465        $430
  Accounts payable.....................................      4,963       2,782
  Accrued compensation and related expenses............      2,147       1,759
  Short-term borrowings................................      2,500       3,302
  Other accrued liabilities............................      2,788       3,310
  Restructuring accrual................................        836         428
  Deferred revenue.....................................     14,582      13,923
                                                         ----------  ----------
    Total current liabilities..........................     28,281      25,934
Other long-term liabilities............................         84         501
                                                         ----------  ----------

    Total liabilities..................................     28,365      26,435
Commitments (Note 8)                                     ----------  ----------

Mandatorily redeemable convertible preferred stock.....        -        10,360
                                                         ----------  ----------
Stockholders' equity:
  Preferred stock, no par value; 2,000 shares
    authorized; none issued and outstanding............        -           -
  Common stock, par value $.01 per share; 60,000
    shares authorized; 42,906 shares and 37,535
    shares issued and outstanding .....................        429         375
  Additional paid-in capital...........................    112,167      95,978
  Accumulated other comprehensive loss.................        (93)       (452)
  Accumulated deficit..................................   (106,018)    (81,216)
                                                         ----------  ----------
    Total stockholders' equity.........................      6,485      14,685
                                                         ----------  ----------

                                                           $34,850     $51,480
                                                         ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                              Years Ended December 31,
                                         ---------------------------------
                                            2000       1999       1998
                                         ---------- ---------- -----------
Net revenues:
  Product...............................   $17,488    $27,769     $33,453
  Service...............................    23,488     23,261      20,044
                                         ---------- ---------- -----------
    Total net revenues..................    40,976     51,030      53,497
                                         ---------- ---------- -----------
Cost of revenues:
  Product...............................     2,593      3,251       4,652
  Service...............................     3,604      3,871       4,382
  Amortization of acquired technology...       534        312         -
                                         ---------- ---------- -----------
    Total cost of revenues..............     6,731      7,434       9,034
                                         ---------- ---------- -----------
      Gross profit......................    34,245     43,596      44,463
                                         ---------- ---------- -----------
Operating expenses:
  Sales and marketing...................    34,622     28,395      25,776
  Engineering and product development...     9,367      8,730       7,938
  General and administrative............    10,740      8,477       6,854
  Amortization of goodwill and
  workforce intangible..................     1,140        469         -
  Restructuring expense.................       847         -          -
                                         ---------- ---------- -----------
    Total operating expenses............    56,716     46,071      40,568
                                         ---------- ---------- -----------
      Operating income (loss)...........   (22,471)    (2,475)      3,895
Other income (expense):
  Interest income.......................     1,025        265         338
  Interest expense......................      (647)      (376)       (505)
  Other non-cash charges................    (2,540)        -         (990)
  Foreign currency gain(loss)...........       270       (505)       (350)
                                         ---------- ---------- -----------
Income (loss) before income taxes.......   (24,363)    (3,091)      2,388
Provision for income taxes..............       439        134         273
                                         ---------- ---------- -----------
Net income (loss).......................   (24,802)    (3,225)      2,115
Accretion of Series A preferred stock
  to redemption value...................    (4,125)        -          -
Dividend on Series A preferred stock          (188)        -          -
                                         ---------- ---------- -----------
Net income (loss) applicable to common
  shareholders before cumulative
  effect of accounting change...........   (29,115)    (3,225)      2,115
Cumulative effect of accounting change..      (865)        -          -
                                         ---------- ---------- -----------
Net income (loss) applicable to common
  shareholders..........................  ($29,980)   ($3,225)     $2,115
                                         ========== ========== ===========
Basic net income (loss) per share
  before cumulative effect of
  accounting change.....................    ($0.71)    ($0.10)      $0.08
Basic net income (loss) per share.......    ($0.73)    ($0.10)      $0.08
                                         ========== ========== ===========
Basic weighted average common shares....    41,236     33,066      27,390
                                         ========== ========== ===========
Diluted net income (loss) per share
  before cumulative effect of
  accounting change.....................    ($0.71)    ($0.10)      $0.08
Diluted net income (loss) per share.....    ($0.73)    ($0.10)      $0.08
                                         ========== ========== ===========
Diluted weighted average common shares..    41,236     33,066      27,776
                                         ========== ========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share data)

                                                                              Accumulated
                                              Common Stock       Additional      Other                      Total
                                          ---------------------   Paid in    Comprehensive (Accumulated Stockholders'  Comprehensive
                                            Shares     Amount     Capital        Loss       Deficit)       Equity      Income (Loss)
                                          ---------- ---------- ------------ ------------- ----------- --------------- ------------
Balances at December 31, 1997.............   15,784       $158      $70,478         ($484)   ($80,106)        ($9,954)       ($620)
                                                                                                                       ============
  Issuance of common stock under
    stock option plans....................       69          1          102           -             -             103           -
  Issuance of common stock for
    conversion of note payable, net.......   11,415        114       11,949           -             -          12,063           -
  Issuance of common stock for
    private placement, net................    2,330         23        1,875           -             -           1,898           -
  Issuance of stock warrants..............       -          -           990           -             -             990           -
  Cumulative translation adjustment.......       -          -            -             58           -              58           58
  Net income..............................       -          -            -            -         2,115           2,115        2,115
                                          ---------- ---------- ------------ ------------- ----------- --------------- ------------
Balances at December 31, 1998.............   29,598        296       85,394          (426)    (77,991)          7,273        2,173
                                                                                                                       ============
  Issuance of common stock under
    stock option plans....................    1,017         10        1,604           -             -           1,614           -
  Issuance of common stock pursuant
    to the exercise of stock warrants.....    1,096         11        1,614           -             -           1,625           -
  Issuance of common stock in connection
    with acquisition......................    5,800         58        5,922           -             -           5,980           -
  Issuance of common stock for services
    related to acquisition................       24         -            25           -             -              25           -
  Issuance of stock warrants..............       -          -         1,355           -             -           1,355           -
  Issuance of stock options for services..       -          -            64           -             -              64           -
  Cumulative translation adjustment.......       -          -            -            (26)          -             (26)         (26)
  Net loss................................       -          -            -            -        (3,225)         (3,225)      (3,225)
                                          ---------- ---------- ------------ ------------- ----------- --------------- ------------
Balances at December 31, 1999.............   37,535        375       95,978          (452)    (81,216)         14,685       (3,251)

  Issuance of common stock under
    stock option plans....................    1,166         12        1,476           -             -           1,488           -
  Issuance of common stock pursuant
    to the exercise of stock warrants.....      948          9        1,778           -             -           1,787           -
  Issuance of common stock under
    employee stock purchase plans........       158          2          428           -             -             430           -
  Issuance of common stock as a result of
    preferred stock conversion............    3,099         31       14,642           -             -          14,673           -
  Mandatorily Redeemable Preferred Stock
    accretion and dividend accrual........       -          -        (4,313)          -             -          (4,313)          -
  Issuance of stock warrants..............       -          -         1,860           -             -           1,860           -
  Issuance of stock options for services..       -          -           316           -             -             316           -
  Other...................................       -          -             2           -             -               2           -
  Cumulative translation adjustment.......       -          -            -            359           -             359          359
  Net loss................................       -          -            -            -       (24,802)        (24,802)     (24,802)
                                          ---------- ---------- ------------ ------------- ----------- --------------- ------------
Balances at December 31, 2000.............   42,906       $429     $112,167          ($93)  ($106,018)         $6,485     ($24,443)
                                          ========== ========== ============ ============= =========== =============== ============

The accompanying notes are an integral part of these consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                           Year Ended December 31,
                                                       -----------------------------
                                                         2000      1999      1998
                                                       --------- --------- ---------
Cash flows from operating activities:
  Net income (loss)................................... ($24,802)  ($3,225)   $2,115
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.....................    4,776     3,860     3,680
    Loss on disposal of fixed assets..................       -         47       236
    Issuance of stock warrants........................    1,775        -        990
    Issuance of stock options for services............      316        64        -
    Non-cash charge associated with equity facility...      836        -         -
    Provision for doubtful accounts, sales
     returns and allowances...........................      987       180      (209)
    Changes in assets and liabilities, net of
      acquisition:
      Accounts receivable and other assets............     (529)      856      (512)
      Accounts payable and accrued liabilities........    2,793      (146)   (3,730)
      Deferred revenue................................      659    (1,145)   (1,344)
                                                       --------- --------- ---------
        Net cash provided by (used in)operating
          activities..................................  (13,189)      491     1,226
                                                       --------- --------- ---------
Cash flows from investing activities:
  Net cash acquired on acquisition....................       -          8        -
  Maturities of investments...........................       -         60       375
  Purchases of investments............................       -         -       (114)
  Proceeds of note receivable.........................      513        -         -
  Acquisitions of property and equipment..............   (2,208)     (946)   (1,415)
  Capitalization of software costs....................   (1,838)     (518)     (664)
  Other...............................................     (155)      (57)     (109)
                                                       --------- --------- ---------
        Net cash used in investing
          activities..................................   (3,688)   (1,453)   (1,927)
                                                       --------- --------- ---------
Cash flows from financing activities:
  Proceeds from short-term borrowings, net............     (802)      639     1,082
  Repayment of capital lease obligation...............     (485)     (405)       -
  Placement agent fees for equity facility............     (796)       -         -
  Proceeds from  issuance of common stock, net........    3,705     3,239     2,001
  Proceeds from  issuance of manditorily
    redeemable convertible preferred stock
    and detachable instruments, net...................       -     11,715        -
                                                       --------- --------- ---------
        Net cash provided by financing activities.        1,622    15,188     3,083
                                                       --------- --------- ---------
Effect of exchange rate changes on cash and
  cash equivalents....................................      326       (26)       58
                                                       --------- --------- ---------
Net increase (decrease) in cash and cash
  equivalents.........................................  (14,929)   14,200     2,440
Cash and cash equivalents at beginning of period......   20,614     6,414     3,974
                                                       --------- --------- ---------
Cash and cash equivalents at end of period............   $5,685   $20,614    $6,414
                                                       ========= ========= =========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes..........................     $558       $47       $18
                                                       ========= ========= =========

  Cash paid for interest..............................     $647      $347      $344
                                                       ========= ========= =========
Non cash transactions:
  Equipment acquired through capital lease............    $  -     $1,300     $  -
                                                       ========= ========= =========
  Accretion of Series A preferred stock to
    redemption value..................................   $4,125     $  -      $  -
                                                       ========= ========= =========
  Cumulative effect of accounting change..............     $865     $  -      $  -
                                                       ========= ========= =========
  Dividend on Series A preferred stock................     $188     $  -      $  -
                                                       ========= ========= =========
  Conversion of mandatorily redeemable convertible
    preferred stock to common stock...................  $14,673     $  -      $  -
                                                       ========= ========= =========
  Issuance of stock warrants and purchase options
    in connection with equity facility................   $1,704     $  -      $  -
                                                       ========= ========= =========
  Issuance of common stock for conversion of
    note payable......................................    $  -      $  -    $12,063
                                                       ========= ========= =========
  Issuance of common stock in connection
    with acquisition..................................    $  -     $5,980     $  -
                                                       ========= ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

CENTURA SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of operations and summary of significant accounting policies:

Nature of operations

Subsequent to the divestiture of our legacy client/server business in February 2001, we engage principally in the development, marketing, sale and support of mobile, wireless, and embedded systems software and related consulting and support services. Historically, in the year 2000, we developed, marketed and supported software products, including embedded databases and application development environments. We offered products through a combination of direct sales and sales channels, which consist of system integrators, independent software vendors and distributors. We had derived the majority of our product revenues from our embedded database products. Our customers are located primarily in North America and Europe.

We have incurred losses from operations 2000 and 1999 and have been dependent upon raising money from issuances of our preferred stock and common stock in order to fund these losses and further establish our business.

We currently plan to increase our revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However until we reach this stage we will continue to use our current cash and cash equivalent balances to meet the shortfall. We also plan to raise additional financing where necessary. There can be no assurance that, in the event we require additional financing that such financing will be available on terms, which are acceptable to us or at all. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

In the event that we are unable to increase revenue levels or financing is unavailable to us management has developed alternative plans that will entail the reduction of expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or slightly smaller in scope to the cost-reduction exercises undertaken in November 2000. There can be no assurance that the exercise undertaken in November 2000 or any further cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on our business and results of operations.

Based on our current plans we believe that the current balance of our cash and cash equivalents, the proceeds from the divestiture of our client/server product and services business, and the proceeds from additional financing will be sufficient to meet our operating and capital requirements for at least the next twelve months.

Summary of significant accounting policies:

Basis of consolidation

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

Actual results could differ materially from estimates. Estimates include accounting for allowance for uncollectable receivables, sales returns, depreciation and amortization, taxes, restructuring accruals and contingencies.

Foreign currency translation

Operations outside the United States prepare financial statements in their local currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss in stockholders' equity. Gains and losses from foreign currency-denominated transactions recorded as part of our operations are included in other income (expense).

 Cash and cash equivalents

We consider all highly liquid investments with original or remaining maturities at the date of purchase of three months or less to be cash equivalents.

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and short term borrowings are carried at cost, which approximates their fair value because of the short- term maturity of these instruments.

We use foreign currency exchange contracts to manage and reduce our foreign currency exchange risk by generating cash flows which offset the cash flows of certain transactions in foreign currencies. Our financial instruments are not entered into for the purposes of trading or speculation. We generally do not require collateral to support our financial instruments. At December 31, 2000, we had $11.1 million in forward contracts denominated in four European currencies; German Deutsche Marks, British Pounds Sterling, Netherland Guilders, and Italian Lire, as well as the Australian Dollar. Unrealized gains and losses resulting from the impact of currency exchange rate movements on forward exchange contracts designated to offset certain non-U.S. dollar denominated assets are recognized as other income or expense in the period in which the exchange rates change and offset the foreign currency losses and gains on the underlying exposure.

Concentration of credit risk

We are potentially subject to concentration of credit risk as we hold financial instruments such as cash, and cash equivalents consisting of demand accounts and money market accounts, and accounts receivable. Concentrations of credit risk with respect to trade receivables are limited as we have a large number of customers that are spread across many industries and locations. We generally do not require collateral for our receivables and we maintain allowances for potential credit losses, which to date have been within management's estimates.

Our forward foreign exchange contracts contain market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions and assets being hedged. The credit risk is that our banking counterparties may be unable to meet the terms of the agreements. The potential risk of loss with any one party resulting from this type of credit risk is monitored. We do not expect any loss as a result of default by other parties. However, there can be no assurances that we will be able to mitigate market and credit risks as described above.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of three years for computer equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the life of the lease or the estimated useful life of five years, whichever is shorter.

For the year ended December 31, 2000 depreciation expense recorded was $1.9 million, for the year ended December 31, 1999 depreciation expense recorded was $2.0 million and for the year ended December 31, 1998 depreciation expense recorded was $1.7 million.

Goodwill and purchased intangible assets

Goodwill and other intangibles are carried at cost less accumulated amortization. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in our business combination accounted for as a purchase. We amortize goodwill on a straight-line basis over the period of future benefit of five years. The value attributed to acquired products and workforce from the business combination is being amortized on a straight-line basis over the periods of future benefit of five years for the acquired products and three years for the workforce.

Impairment of long-lived assets

We assess the impairment of long-lived assets, including identifiable intangibles and related goodwill, periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed of. We also assess the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Capitalized software development costs

Engineering and product development costs are charged to expense as incurred. The costs incurred for development of computer software that will be sold, leased or otherwise marketed, however, are capitalized after the point in time that technological feasibility has been established. Costs that are capitalized include direct labor and related overhead.

Software development costs capitalized were $1,838,000 for the year ended December 31, 2000, $518,000 for the year ended December 31, 1999, and $664,000 for the year ended December 31, 1998.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product- by-product basis using the greater of the ratio of current revenues to total projected revenues or a straight line method over the remaining estimated economic life of the product, not exceeding three years. Unamortized capitalized software development costs, including purchased software, determined to be in excess of net realizable value of the product are expensed immediately.

Amortization and adjustments are included in cost of product revenues and amounted to $952,000 for the year ended December 31, 2000, $1,025,000 for the year ended December 31, 1999, and $1,695,000 for the year ended December 31, 1998.

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

We recognize product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is reasonably assured and product returns are reasonably estimable. For certain sales where the licensing fee is not due until the customer deploys the software, revenue is recognized when the customer reports to us that the software has been deployed. Estimated product returns are recorded upon recognition of revenue from customers having rights of return and are based on our historical experience with these customers.

For contracts with multiple obligations (e.g. maintenance and other services), we allocate revenue to the undelivered components of the contract using the residual method based on objective evidence of their fair value, which is the price sold separately. We recognize revenue allocated to undelivered products when the criteria for product revenue set forth above are met. We recognize revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, or derived from the separate sales of these services, we recognize revenue as the related services are performed. When services are deemed essential to acceptance of the software being delivered, we defer revenue and recognize it over the period of the engagement on a percentage-of-completion basis, primarily based on labor hours incurred.

We recognize product revenue from royalty payments from OEMs as product is sold and reported to us.

Net income (loss) per common share

Basic net income (loss) per common share is calculated by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus all additional common stock equivalents that would have been outstanding if potentially dilutive securities or common stock equivalents were converted into shares of common stock. Potentially dilutive common stock consists of mandatorily redeemable convertible preferred stock, stock options and warrants. Potentially dilutive common stock equivalents are excluded from the calculation if their effect is antidilutive.

The following table reconciles the number of shares used in the net income (loss) per share calculations:

                                              Years Ended December 31,
                                         ---------------------------------
                                            2000       1999       1998
                                         ---------- ---------- -----------
                                         (in thousands, except per share data)

Net income (loss).......................  ($24,802)   ($3,225)     $2,115
Accretion of Series A preferred stock
  to redemption value...................    (4,125)         -          -
Dividend on Serias A preferred stock          (188)         -          -
                                         ---------- ---------- -----------
Net income (loss) applicable to common
  stockholders before cumulative
  effect of accounting change...........   (29,115)    (3,225)      2,115
Cumulative effect of accounting change..      (865)        -          -
                                         ---------- ---------- -----------
Net income (loss) applicable to common
  stockholders..........................  ($29,980)   ($3,225)     $2,115
                                         ========== ========== ===========
Shares calculation:
 Average basic shares outstanding.......    41,236     33,066      27,390
 Effect of dilutive securities options..         -          -         386
                                         ---------- ---------- -----------
Total shares used to compute diluted
  net income (loss) per share...........    41,236     33,066      27,776
                                         ========== ========== ===========

Net income (loss) per basic share.......    ($0.73)    ($0.10)      $0.08
                                         ========== ========== ===========
Net income (loss) per diluted share.....    ($0.73)    ($0.10)      $0.08
                                         ========== ========== ===========
Potentially dilutive common stock
  at period end:
    Warrants............................     1,586      1,860       2,686
    Options.............................    10,236      7,895       5,730
    Mandatorily redeemable convertible
     preferred stock....................         -      2,299          -
                                         ---------- ---------- -----------
                                            11,822     12,054       8,416
                                         ========== ========== ===========

In periods where we have reported a loss or in cases where stock options, warrants and mandatorily redeemable convertible preferred stock have an exercise price greater than the average market price of the shares of common stock for the period, they are excluded from the earnings per share calculation as they are antidilutive.

Stock-based compensation

We account for employee stock options in accordance with Accounting Principles Board, APB Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees". Under APB 25 we do not recognize any compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of the grant.

We also comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, or FAS 123, "Accounting for Stock-Based Compensation" which allows us to continue to apply APB 25 as long as certain pro forma disclosures are made that assume application of the fair value method under FAS 123. You should read note 9 for the pro forma disclosures required by FAS 123 and additional information on our stock option plans.

We account for stock issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issues Task Force No. 96-18, or EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services".

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating the advertising in the period in which the advertising space is used. Advertising expenses totaled $4.3 million for the year ended December 31, 2000, $1.4 million for year ended December 31, 1999, and $2.1 million for the year ended December 31, 1998.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive earnings such as our foreign currency translation gain (loss). The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to indefinite investments in non-United States subsidiaries.

Recent accounting pronouncements

In March 2000, the Financial Accounting Standards Board, or FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We have adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 has not had a material impact on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. In October 2000, the SEC issued Frequently Asked Questions about SAB 101. The adoption of SAB 101 has not had a material impact on our financial position or results of operations.

In June 1998, FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000. The impact of adopting this statement did not have a material impact on our consolidated results of operations, financial position or cash flows.

Note 2. Acquisition:

On June 7, 1999 we acquired Raima Corporation. We issued 5.8 million shares of common stock in exchange for all the outstanding shares and stock options, all of which were vested, of Raima Corporation. Each of these Raima shares was converted to 0.768 shares of common stock. This acquisition was accounted for using the purchase method of accounting. As such, the results of operations have been included in the consolidated financial statements since the date of the acquisition.

The total purchase price of $7.6 million was allocated to assets acquired, including tangible and intangible assets and liabilities assumed, based on their respective estimated fair values at the date of acquisition. The estimate of fair value of the net assets acquired is based on an independent appraisal and management estimates. The purchase consideration included 5.8 million shares of common stock valued at approximately $6.0 million, using the average stock price of our stock two days prior to, the date of and two days after the consummation date, $0.3 million of cash payable to former Raima shareholders as certain financial conditions were met at the time of the acquisition and acquisition costs, including financial advisory and legal fees and other direct transaction costs, of $1.3 million.

The total purchase price of $7.6 million was allocated as follows: Net assets ($1.2 million), Acquired products ($2.7 million), Acquired workforce ($0.7 million), Goodwill ($3.0 million).

Note 3. Balance sheet detail:

Allowance for doubtful accounts consists of allowance for doubtful accounts, and sales returns and other allowances. Both are detailed below.

Allowance for doubtful accounts consists of the following:

     Allowance for doubtful accounts                   December 31,
                                            --------------------------------
                                               2000       1999       1998
                                            ---------- ---------- ----------
                                                     (in thousands)
  Balance at beginning of period.........      $1,131     $1,195     $1,265
  Charged to costs and expenses..........         816        195         -
  Deductions.............................        (787)      (259)       (70)
                                            ---------- ---------- ----------
                                               $1,160     $1,131     $1,195
                                            ========== ========== ==========

Allowance for sales returns and other allowances consists of the following:

                                                       December 31,
                                            --------------------------------
                                               2000       1999       1998
                                            ---------- ---------- ----------
                                                     (in thousands)
  Balance at beginning of period.........         $78       $126       $356
  Charged to costs and expenses..........         172        (15)      (209)
  Deductions.............................          -         (33)       (21)
                                            ---------- ---------- ----------
                                                 $250        $78       $126
                                            ========== ========== ==========

Property and equipment, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               2000       1999
                                            ---------- ----------
                                                (in thousands)
Computer equipment......................      $21,441    $19,855
Furniture and fixtures..................       $1,779     $1,737
Leasehold improvements..................       $2,334     $1,975
                                            ---------- ----------
                                               25,554     23,567
Less: accumulated depreciation and
  amortization..........................      (21,973)   (20,026)
                                            ---------- ----------
                                               $3,581     $3,541
                                            ========== ==========

Goodwill, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               2000       1999
                                            ---------- ----------
                                                (in thousands)
Goodwill................................       $3,266     $3,033
Less: accumulated amortization..........       (1,255)      (339)
                                            ---------- ----------
                                               $2,011     $2,694
                                            ========== ==========

Capitalized software, net consists of the following:

                                                 December 31,
                                            ---------------------
                                               2000       1999
                                            ---------- ----------
                                                (in thousands)
Software development costs..............       $2,725     $8,324
Purchased software......................          534      3,852
                                            ---------- ----------
                                                3,259     12,176
Less: accumulated amortization..........       (1,338)   (11,141)
                                            ---------- ----------
                                               $1,921     $1,035
                                            ========== ==========

The decrease in software development costs, purchased software, and accumulated amortization is due to the retirement of fully amortized capitalized software costs.

Other intangible assets, net consist of the following:

                                                 December 31,
                                            ---------------------
                                               2000       1999
                                            ---------- ----------
                                                (in thousands)
Acquired workforce......................         $670       $670
Acquired products.......................        2,670      2,670
Other...................................          961        961
                                            ---------- ----------
                                                4,301      4,301
Less: accumulated amortization..........       (1,530)      (615)
                                            ---------- ----------
                                               $2,771     $3,686
                                            ========== ==========

Deferred revenue consists of the following:

                                                 December 31,
                                            ---------------------
                                               2000       1999
                                            ---------- ----------
                                                (in thousands)
Deferred product revenue................       $1,759     $1,484
Deferred support revenue................       12,823     12,439
                                            ---------- ----------
                                              $14,582    $13,923
                                            ========== ==========

Note 4. Short-term borrowings:

In January 1998, we entered into a $5.0 million asset-based loan facility with Coast Business Credit.

In February 2000, we declined the option to extend the original agreement for an additional year and instead renegotiated the terms of the $5.0 million asset based loan facility with Coast Business Credit. Under this amended agreement, we continued to borrow up to $5.0 million, collateralized by our accounts receivable, combined with a $0.5 million capital equipment facility. The loan balance was limited to the lower of $5.0 million, or 85% of our eligible receivables derived from customers located in the United States and the United Kingdom, plus 25% of our eligible receivables derived from approved customers located outside the United States and the United Kingdom. The interest rate was 2.0% above the Bank of America Reference Rate. At December 31, 2000 we had borrowed $2.5 million against the loan facility at an interest rate of 2% over the Bank of America Reference Rate of 9.5%

The Coast Business Credit loan facility stated that the Company must maintain its Adjusted Net Worth above $15.0 million. In December 2000, the Company was in violation of that covenant provision of the loan facility when our Adjusted Net Worth was $6.5 million.

Note 5. Restructuring charges:

In the quarter ended December 31, 2000, in connection with management's plan to reduce operating expenses, we announced a restructuring plan, which resulted in a one-time charge of $0.8 million, which was comprised of approximately $0.1 million in severance costs pertaining to U.S. employees and approximately $0.7 million in severance and related legal and tax costs pertaining to employees in Europe. The restructuring included a reduction in personnel of 71 employees, including 44 positions in the U.S. and 27 positions in Europe. The restructuring charge was related to sales office, as well as corporate general and administrative personnel and includes no non-cash charges.

In June 1999, we completed the acquisition of Raima Corporation. See note 2 for further information. At the time of the Raima acquisition we established a $0.7 million accrual for anticipated charges related to employee separation and the termination of exclusive distribution agreements for Raima products. During 1999, $0.2 million of charges related to the separation of approximately 30 employees were charged to the accrual and at December 31, 2000, $0.5 million of anticipated charges related to exiting exclusive distribution agreements is included in restructuring accrual.

Note 6. Conversion of series A preferred stock:

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

Had we not been able to register the shares of common stock underlying the preferred stock with the SEC within 150 days of issuance of the preferred stock, the preferred stockholders would have been able to redeem the preferred stock at 125% of face value. To reflect this potential liability we accreted the preferred stock balance to 125% of the face value of the preferred stock outstanding, over a period of 150 days, prorated for the three months ended March 31, 2000. However, as we received notice from the SEC of effective registration on April 3, 2000, as discussed in the next paragraph, no such liability exists and we did not accrete further for this event.

On April 3, 2000 our registration statement on Form S-3, as amended, registering shares of common stock underlying the mandatorily redeemable convertible preferred stock issued December 30, 1999 (excluding an option to purchase an additional 6,000 shares) and associated warrants, was declared effective. In accordance with the terms of the Certificate of Designation of the series A preferred stock (the "Certificate"), we then issued a conversion notice to the holders of the preferred stock requiring them to convert all of their outstanding preferred stock holdings to common stock over the period beginning April 17, 2000 and ending May 30, 2000. On May 1, 2000 all of the outstanding series A preferred stock was converted to 3,099,000 shares of common stock. In accordance with the Certificate, during the Company-directed conversion period, the number of shares issued were determined by dividing the face value of the preferred stock by the lesser of $5.82 or the lowest of the daily weighted average trading prices on the Nasdaq Small Cap or National Market 10 days prior to the selected conversion date within the conversion period, which was $4.093.

In connection with this placement, we issued warrants to our placement agent to purchase common stock. At the time of the transaction, we had not recorded a beneficial conversion charge as the conversion price exceeded the fair market value of the stock. However, in accordance with the provisions of Emerging Issues Task Force No. 00-27, or EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", we have recorded a beneficial conversion charge of $865,000 representing the difference between the fair market value of the Company's common stock on the date of issuance of $5.00 over the accounting conversion price of $4.60. In accordance with EITF 00-27, which requires retroactive application to convertible securities issued after May 1999, this charge was recorded as a cumulative catch up adjustment in the fourth quarter of fiscal 2000 and has been reflected in net loss per share.

Note 7. Common stock agreement:

In September 2000, we entered into an equity facility agreement with an institutional investor, MAJJES Limited (the "Investor"), under which we may require the Investor to purchase up to $100 million of our shares of common stock over a three-year period, and the Investor may, at its sole option, purchase up to an additional $20 million of our shares of common stock. We may draw down this incremental capital at our own discretion, subject to equity market conditions and the terms of the underlying agreement. Availability of this incremental capital is contingent on the Company successfully gaining stockholders approval to increase the number of authorized shares of common stock. See Item 1 Risk Factor "Stockholder approval to increase the number of authorized shares of common stock is critical to our ongoing operations".

During a ten (10) trading day purchase period, we may require the Investor to purchase between $1,000,000 and $20,000,000 of our shares of common stock. The number of shares issued is determined by dividing the minimum dollar amount of our shares of common stock, which we require the Investor to purchase in the purchase period, by the applicable purchase price. The purchase price is calculated at 96% of the volume weighted average price per share of common stock of the five (5) trading days with the lowest daily volume weighted average price per share ("VWAP") during the purchase period. We will set a minimum purchase price at our sole discretion at the beginning of the purchase period, provided that the minimum price may not be less than $2.00 per share.

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

Under the terms of the equity facility agreement, the Investor has the right to purchase up to 435,000 shares of our common stock at an exercise price of $4.60 per share at any time over a three-year period, which began in September 2000. This purchase option was valued at $1,101,000 using a risk free rate of 6.05%, a volatility factor of 90% and assuming no payment of dividends. Both the number of shares underlying the option and the exercise price are subject to an anti-dilution adjustment under the terms of the equity facility agreement. The purchase option valuation of $1,101,000 was included on the balance sheet under "Other assets" at September 30, 2000.

In consideration for services rendered in relation to securing our equity facility with the Investor, the placement agent, Rochon Capital Group, Ltd., received fully exercisable warrants to purchase 216,000 shares of our common stock at an exercise price of $5.0809 per share. These warrants were valued at $603,000 using a risk free rate of 5.97%, a volatility factor of 90% and assuming no payment of dividends. These warrants expire in September 2005. The warrant valuation of $603,000, along with placement agent fees of $765,000, were included on the balance sheet under "Other assets" at September 30, 2000.

At September 30, 2000, there was approximately $2,540,000 in costs related to the equity facility included on our balance sheet under "Other assets". This amount was composed of the value of the warrants to Rochon and MAJJES, Rochon placement fees, and other consulting expenses. We had agreed with the underwriter of the facility to a "hard floor" price of $2.00 per share, below which we would not issue common stock under the facility. Due to the decrease in our stock price during the quarter ended December 31, 2000, we no longer have the intent to utilize the equity facility, which would necessitate the issuance of common stock at prices less than $2.00 per share. Accordingly, the amounts in "Other assets" were expensed in the quarter ended December 31, 2000.

Note 8. Commitments and related party transactions:

We lease certain office space and equipment. The table below presents future minimum rental commitments, net of subleased office space under noncancelable leases (in thousands) as at December 31, 2000:

                                             Capital   Operating
                                              Leases     Leases
                                            ---------- ----------
  2001.....................................       485      2,765
  2002.....................................        -       1,979
  2003.....................................        -       1,040
  2004.....................................        -         879
  2005.....................................        -         150
  Thereafter...............................        -          -
                                            ---------- ----------
    Total minimum lease obligations........       485     $6,813
                                                       ==========
  Less: Amount representing interest.......       (20)
                                            ----------
  Present vale of minimum lease obligations       465
  Less: Current portion....................      (465)
                                            ----------
  Capital lease obligations, non current...        -
                                            ==========

Rent expense was $2,757,000 for the year ended December 31, 2000, $2,368,000 for the year ended December 31, 1999, and $3,542,000 for the year ended December 31, 1998.

We lease approximately 48,000 square feet of office, development and warehousing space in facilities in Redwood Shores, California, of which 50% was sublet in September 1998 for the remaining term of our lease, until August 2002. In February 2001 we subleased an additional 15% of our Redwood Shores, California office for the remaining term of our lease. Rental income related to these subleases is expected to be $1,085,000 for the year ended December 31, 2001 and approximately $756,000 for the year ended December 31, 2002. We also lease approximately 23,000 square feet of office space in Seattle, Washington, of which 21% was sublet in February 2001 for the remaining term of our lease, until February 2005. Rental income related to this sublease is expected to be approximately $131,000 in 2001, $157,000 in the years 2002, 2003 and 2004, and $26,000 in 2005.

Property and equipment at December 31, 2000 and December 31, 1999 includes a capital equipment lease for $1.3 million, which had a related accumulated amortization of $867,000 at December 31, 2000 and $433,000 at December 31, 1999.

Craig Sproule is the Company's chief technology architect, and is also managing partner of Pennystream Ventures, LLC ("Pennystream"). Pennystream holds a minority interest in a limited liability company formed by Mbrane and Pennystream.

On November 15, 2000 the Company and Pennystream formed a limited liability company to develop and market software products that support the Company's overall vision for mobilizing the enterprise. The emphasis of the joint venture is to develop specific XML, metadata and modeling technologies that would, if successful, enhance the Touchpoint Server Partner products. There can be no assurances that any related product development efforts will reach feasibility or will eventually be successful in the market. The financial statements of the limited liability company have been consolidated in the financial statements of the Company.

Note 9. Stock-based compensation:

Stock option plans

We have stock-based compensation plans under which outside directors, officers, employees and consultants can receive stock options.

The options are exercisable in installments beginning one year from the date of grant and expire 10 years after the date of the grant. The options generally vest over a three-year period with a one-year cliff vest for the first year and then monthly vesting thereafter. The plans generally permit the issuance of either incentive stock options or non-qualified stock options. Unexercised options generally expire three months after termination of employment.

The following table presents the status of our stock options and related transactions for the years presented:

                                        Option Shares
                                   ------------------------ Weighted Average
                                    Available  Outstanding  Exercise Price
                                   ----------- ------------ ---------------
                                      (in thousands, except per share data)
Balances at December 31, 1997.....        913        3,955           $1.92
Shares authorized.................      2,915           -            -
Shares discontinued...............       (266)          -            -
Options granted...................     (3,792)       3,792           $1.69
Options exercised.................          -          (69)          $1.48
Options canceled..................      1,219       (1,219)          $2.38
                                   ----------- ------------
Balances at December 31, 1998.....        989        6,459           $1.70
Shares authorized.................      3,200           -            -
Shares discontinued...............       (222)          -            -
Options granted...................     (4,308)       4,308           $1.63
Options exercised.................          -       (1,017)          $1.59
Options canceled..................      1,855       (1,855)          $1.58
                                   ----------- ------------
Balances at December 31, 1999.....      1,514        7,895           $1.70
Shares authorized.................      3,900           -            -
Options granted...................     (5,413)       5,413           $3.86
Options exercised.................          -       (1,166)          $1.28
Options canceled..................      1,906       (1,906)          $3.39
                                   ----------- ------------
Balances at December 31, 2000.....      1,907       10,236           $2.57
                                   =========== ============

The following table summarizes the status of stock options outstanding and exercisable at December 31, 2000:

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
    Range of        December 31, Contractual   Exercise  December 31, Exercise
   Exercise Prices      2000     Life (Years)   Price       2000       Price
------------------- ------------ ------------ ---------- ----------- ----------
                            (shares in thousands)
 $0.63  to $1.03...       2,340          8.4      $0.98       1,347      $0.99
 $1.13  to $1.91...       3,958          7.8      $1.78       2,283      $1.83
 $1.94  to $3.31...       1,896          9.3      $2.74         242      $2.03
 $3.41  to $5.78...       1,520          9.2      $4.54         210      $4.69
 $5.88  to $9.53...         421          9.1      $7.97          13      $6.13
$10.31  to $14.75..         101          9.1     $12.16           1     $10.75
                    ------------                         -----------
                         10,236          8.8      $2.54       4,097      $1.73
                    ============                         ===========

At December 31, 1999 there were 2,991,000 options exercisable at a weighted average exercise price of $1.72, and at December 31, 1998 there were 1,948,000 options exercisable at a weighted average exercise price of $1.70.

In 1992 we established an Employee Stock Purchase Plan or ESPP. Under the terms of the ESPP eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the lower of the opening or closing per share trading price of common stock on the Nasdaq National Market during a predetermined 3 month period. No shares were purchased during the years ended December 31, 1999 or 1998. In 2000 however, 158,000 shares were purchased under the ESPP. At December 31, 2000, there were 848,000 shares of common stock available for purchase under the ESPP.

The Company has a Savings Plan as allowed under Section 401(k) of the Internal Revenue Code. This plan provides employees with tax deferred salary deductions, Company matching contributions up to limited amounts and a number of investment options. The Plan allows for contributions by the Company as determined annually by the Board of Directors. We have not contributed to the Plan since its inception.

Pro forma fair value disclosures

Had we recognized compensation expense for the above stock option plans based on the fair value on the grant date under the methodology prescribed by FAS 123, our results from operations and earnings per share for the three years ended December 31, 2000 would have been impacted as shown in the following table:

                                       Years Ended December 31,
                                    -----------------------------
                                      2000      1999      1998
                                    --------- --------- ---------
                                    (in thousands, except per share
                                                data)
Net income (loss):
  As reported.......................($29,980)  ($3,225)   $2,115
  Pro-forma.........................($34,181)  ($6,135)  ($2,349)
Basic net income (loss) per share:
  As reported.......................  ($0.73)   ($0.10)    $0.08
  Pro-forma.........................  ($0.83)   ($0.19)   ($0.09)
Diluted net income (loss) per share:
  As reported.......................  ($0.73)   ($0.10)    $0.08
  Pro-forma.........................  ($0.83)   ($0.19)   ($0.09)

The fair value of stock options used to compute pro forma net income and income (loss) per share disclosures is the estimated fair value at grant date using the Black Scholes option-pricing model with the following weighted average assumptions:

                                        Years Ended December 31,
                                     -----------------------------
                                       2000      1999      1998
                                     --------- --------- ---------
Dividend yield......................        0%        0%        0%
Expected volatility.................    90.00%    90.00%    62.77%
Risk-free interest rate.............     6.11%     5.43%     5.48%
Expected life (years)...............        3         2         4
Fair value of stock options granted.    $2.40     $1.45     $0.93

The fair value of the shares purchased under the ESPP is considered to have an immaterial impact on this calculation.

Note 10. Capital stock:

As of December 31, 2000, there were 60,000,000 shares of common stock, par value $0.01, authorized.

Warrants

We issued warrants to purchase shares of our common stock, in conjunction with certain financing activities, as follows:

                                                                       Warrants
                                                                     outstanding
                                              Date of                December 31, Exercise
Description                                    Grant        Shares       2000       Price     Value
------------------------------------------ -------------- ---------- ------------ --------- ----------
Pacific Business Funding warrants......... June 1997        100,000         -       $2.090   $103,000
Computer Associates warrants.............. February 1998    500,000         -        1.906    300,000
Private placement warrants................ February 1998    583,000      535,000     1.250       n/a(1)
Newport Acquisition Company warrants (1).. June 1998        893,000       21,000     1.810    394,000
Newport Acquisition Company warrants (1).. June 1998        300,000        7,000     2.090    155,000
Preferred Stockholder warrants............ December 1999    215,000      215,000     5.850    763,000
Rochon Capital Group, Ltd warrants ....... December 1999    134,000      134,000     4.670    498,000
Rochon Capital Group, Ltd warrants ....... February 2000     23,000       23,000     7.988    155,000
Rochon Capital Group, Ltd warrants ....... September 2000   216,000      216,000     5.081    603,000
Majjes, Ltd purchase options.............. September 2000   435,000      435,000     4.600  1,101,000
                                                                     ------------
                                                                       1,586,000
                                                                     ============

In general, we calculate the fair value of all warrants on the date of grant using the Black-Scholes option pricing model as prescribed by FAS 123 with the following underlying assumptions and other data obtained from the respective warrant contract:

                                               Fiscal                 Risk-free
                                              Year of                  Interest
Description                                  Expiration   Volatility     rate
------------------------------------------ -------------- ---------- ------------
Pacific Business Funding warrants.........      2002          55.00%        6.33%
Computer Associates warrants..............      2004          65.00%        5.50%
Private placement warrants................      2003            n/a          n/a
Newport Acquisition Company warrants (1)..      2003          62.77%        5.51%
Newport Acquisition Company warrants (1)..      2003          62.77%        5.48%
Preferred Stockholder warrants............      2004          90.00%        6.30%
Rochon Capital Group, Ltd warrants .......      2004          90.00%        6.30%
Rochon Capital Group, Ltd warrants .......      2005          90.00%        6.77%
Rochon Capital Group, Ltd warrants .......      2005          90.00%        5.97%
Majjes, Ltd purchase options..............      2003          90.00%        6.05%

(1) Fair value is determined based on a modified Black-Scholes option-pricing model.

For purposes of the fair value calculation of the warrants, the expected life of the warrants is equal to the contractual term of the warrants.

The expense related to the Pacific Business Funding Corporation warrants, was included in general and administrative expense in 1997, the year the warrants were granted. The charge for the Computer Associates and Newport Acquisition Company warrants was included in other income (expense) in 1998, the year the warrants were granted. The value for the preferred stockholder warrants was included in the amount allocated for the preferred stock transaction and the charge for the Rochon Capital Group, Ltd. warrants was included in the related expenses associated with the issuance of the preferred stock. The charge for the February 2000 Rochon Capital Group, Ltd. warrants is included in other current assets and amortized to other income (expense) over the term of the asset based loan facility, as an associated cost of renewing the financing agreement. The expense related to the September 2000 Rochon Capital Group, Ltd and Majjes, Ltd. warrants was included in other non-cash charges.

Shares reserved for future issuance

The following table summarizes shares of common stock reserved for future issuance:

                                                 At
                                              December 31,
                                                2000
                                              ---------
                                            (in thousands)
 Stock option plans........................     12,143
 Employee stock purchase plan..............        848
 Preferred stock holders' call option......      1,031
 Warrants..................................      1,586
                                              ---------
                                                15,608
                                              =========

The preferred stock holders' call option is explained in note 6.

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

Note 11. Income taxes:

Income (loss) before income taxes is attributable to the following jurisdictions:

                                       Years Ended December 31,
                                    -----------------------------
                                      2000      1999      1998
                                    --------- --------- ---------
                                             (in thousands)
Domestic.........................   ($22,966)  ($2,520)   $3,981
Foreign..........................     (1,397)     (571)   (1,593)
                                    --------- --------- ---------
                                    ($24,363)  ($3,091)   $2,388
                                    ========= ========= =========

The provision for income taxes on income (loss) before income taxes primarily consists of foreign withholding taxes payable.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are primarily the result of foreign withholding taxes. A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax provision rate to income (loss) before income tax provision is summarized as follows:

                                       Years Ended December 31,
                                    -----------------------------
                                      2000      1999      1998
                                    --------- --------- ---------
                                             (in thousands)
Federal statutory rate..............    (34%)     (34%)       34%
State tax, net of federal impact....     -         (6%)        6%
Foreign witholding taxes............       2%        4%       11%

Net operating loss not benefited....      34%       40%     (40%)
                                    --------- --------- ---------
                                           2%        4%       11%
                                    ========= ========= =========

The acquisition of Raima was structured as a tax-free exchange of stock, therefore the differences between the recognized fair values of acquired net assets and their historical tax bases are not deductible for tax purposes. A deferred tax liability of $1,242,000 has been recognized for the differences between the assigned fair values of intangible assets (excluding goodwill) for book purposes and the tax bases of the assets.

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consisted of the following:

                                                 December 31,
                                              -------------------
                                                2000      1999
                                              --------- ---------
                                                (in thousands)
Deferred tax assets:
  Net operating losses.................        $34,051   $26,632
  Nondeductible allowances.............          2,116     1,412
  Credit carryforwards.................          2,339     2,339
  Deferred revenue.....................            546       865
  Depreciation.........................          1,850     1,734
                                              --------- ---------
    Gross deferred tax asset...........         40,902    32,982
Deferred tax liabilities:
  Non deductible intangible assets.....         (1,242)   (1,242)
                                              --------- ---------
    Net Deferred tax assets                     39,660    31,740
  Less: valuation allowance............        (39,660)  (31,740)
                                              --------- ---------
Total net deferred tax assets..........          $  -      $  -
                                              ========= =========

At December 31, 2000, the Company had net operating loss carryforwards of approximately $95.1 million available to offset future federal taxable income, which expire through 2020, and approximately $28.9 million available to offset future state taxable income, which expire through 2005. The availability and timing of these carryforwards to offset future taxable income may be limited due to the occurrence of certain events, including certain changes in ownership interests. At December 31, 2000 and 1999, the Company recorded a valuation allowance for its deferred tax assets due to the existence of sufficient uncertainty with respect to its ability to realize the deferred tax assets.

Note 12. Segment information:

The table below presents external revenue for groups of similar products:

                                       Years Ended December 31,
                                    -----------------------------
                                      2000      1999      1998
                                    --------- --------- ---------
                                             (in thousands)

Embedded databases.................  $11,487   $20,534   $23,459
Application development
  environment......................    4,212     4,934     7,026
Other tools and
  connectivity software............    1,789     2,301     2,968
                                    --------- --------- ---------
Total net product revenues.........  $17,488   $27,769   $33,453
                                    ========= ========= =========

No one customer has accounted for more than 10% of consolidated annual revenues.

The following table presents a summary of operations by geographic region:

                                      North              Rest of
                                     America   Europe     World     Total
                                    --------- --------- --------- ---------
                                                (in thousands)
Year ended December 31, 2000:
  Total net revenues..............   $17,870   $18,042    $5,064   $40,976
  Long lived assets at year end...    $9,869      $883      $393    11,145

Year ended December 31, 1999:
  Total net revenues..............   $22,809   $22,937    $5,284   $51,030
  Long lived assets at year end...   $10,899      $454      $149    11,502

Year ended December 31, 1998:
  Total net revenues..............   $24,534   $24,146    $4,817   $53,497
  Long lived assets at year end...     5,590       676        77     6,343

Revenues have been allocated to geographic regions based primarily upon destination of product shipment.

Note 13. Subsequent events (unaudited):

Divestiture of legacy client/server business

On January 15, 2001, the Company signed an agreement with Gupta Holdings, LLC a Delaware limited liability company, wholly owned by Platinum Equity, LLC (Gupta Holdings, LLC and Platinum Equity, LLC being collectively referred to as "Platinum") whereby the Company will sell certain of its assets, certain subsidiaries, and certain of its subsidiaries' assets to Platinum. The assets being sold collectively comprise the Company's client/server database software business (the "Business"). The transaction formally closed on February 22, 2001, and was structured to reflect economic effectiveness as of January 1, 2001.

In consideration of the sale of the Business described above, the Company received a combination of cash, royalties on future revenue streams generated by the Business being sold, and the assumption by Platinum of obligations to perform services related to the deferred revenue account associated with the Business being sold. The Company received net cash proceeds of $3.3 million, with an additional $0.4 million to be paid over the next three months. Platinum will also pay up to $6.3 million in royalty payments over the next five years and assume approximately $12.5 million in obligations to perform services related to the deferred revenue account of the Company.

The assets sold by the Company include equipment, certain intellectual property rights and goodwill associated with the Business. Products retained by Mbrane include Touchpoint Mobile Companion, Touch Point Embedded Companion (including RDM), Touchpoint Server Partner, and Mbrane Velocis. Products obtained by Platinum include SQLBase, Centura Team Developer, and other related client/server database products.

Additionally, as part of the sale, Platinum is allowed to use the name "Centura" in its products and advertising. Centura Software Corporation, on February 28, 2001 began using the name "Mbrane" in its advertising and product promotion. The board of directors for the Company approved the name change to Mbrane, and the Company intends to ask stockholders to approve amendment of the corporate charter to change the name to "Mbrane" at its June 19, 2001 stockholder meeting. On April 2, 2001 the Company will begin using the Nasdaq trading symbol "MBRN", replacing the previous symbol "CNTR"

Asset based loan facilities

At December 31, 2000 we had borrowed $2.5 million against a loan facility with Coast Business Credit. The interest rate was at an interest rate 2% above the Bank of America Reference Rate of 9.5%, or 11.5%. In February 2001 we elected to terminate the Cost Business Credit agreement and paid off the outstanding balance of $2.5 million.

Also in February 2001, we entered into an asset based loan facility with Pacific Business Funding, a division of Cupertino National Bank. This loan facility allows us to borrow up to $2.5 million at 9.6%. Under the terms of the loan we are allowed to borrow an amount up to 80% of accounts receivable that are under 90 days old, up to a maximum of $2.5 million. The facility is for a term of one year, and from year to year thereafter unless terminated by either party. Currently we have borrowed $2.5 million on this facility. The proceeds of the loan were used to pay off the Coast Business Credit loan facility. Additionally, as part of the loan agreement, the lender has a lien on company assets, including, but not limited to, accounts receivable, letters of credit, customer lists, copyrights, patents, trademarks licenses, intellectual property, inventory, equipment and machinery, investment securities, and books and records, including computer programs.

Private placement of equity securities

On March 12, 2001, the Company completed a private placement of equity securities. The securities, to be issued in up to three issuances, are Series B Cumulative Convertible Preferred Stock (the "Preferred Stock"), as designated in the Company's Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock (the "Certificate of Designation") filed with the Secretary of State of the State of Delaware on March 9, 2001. The first issuance of Preferred Stock, in the amount of $2 million, is convertible into shares of common stock at a conversion price of $1.75 per share. The second issuance of Preferred Stock is subject to the satisfaction of certain conditions (including stockholder approval) and is expected to close late in the second quarter or early in the third quarter. If the conditions are satisfied, the amount of the second issuance will be between $2 million and $3 million. The conversion price of the second issuance is dependent on the price of the common stock prior to the second issuance. The third issuance is based on a call option held by the investor under which the investor would acquire up to an additional $6 million of Preferred Stock. The conversion price of the Preferred Stock purchased in the third issuance would be $2.00 per share. Five-year warrants to purchase up to an aggregate of 114,286 shares of common stock at an exercise price of $2.01 per share were also issued to purchasers in the private placement. Additional warrants could be issued in connection with the second and third issuances.

Each share of Preferred Stock shall be entitled to receive cumulative annual dividends at the rate of 4.5% per annum. Such dividends are due and payable quarterly in arrears on the last day of March, June, September, and December of each year commencing on March 31, 2001. Dividends accumulate daily on each share of preferred stock, whether or not declared, until each such share of preferred stock has been converted or redeemed. The extent dividends are not paid on the applicable dividend payment date, such dividends shall be cumulative and shall compound quarterly until the date of payment of such dividend. We are prohibited from declaring a dividend of any kind as long as the total stated value of all outstanding shares of Preferred Stock is in excess of $500,000.

The Preferred Stock is redeemable at the option of the holders at a premium, upon the occurrence of events defined in the Certificate of Designation. Examples of such events are: a change in ownership or voting control of the Company, a delisting of the Company's common stock from the Nasdaq National Market or the inability to register the underlying common stock using Form S-3. The redemption amount differs depending on the nature of the event. For example, in the event of a change in control, the redemption amount is 125% of the cumulative face value of the preferred stock, outstanding at the time of the event. In the event of a delisting from the Nasdaq Small Cap or National Market, or the Company's inability to register the underlying common stock within 100 days from the initial issuance date, the redemption amount is 130% of the cumulative face value of the preferred stock, outstanding at the time of the event.

The Company may, at its option, at any time, redeem the outstanding shares of preferred stock at a redemption price equal to 121% of the cumulative face value, then outstanding, provided that if the Company chooses to do this it must redeem all of the shares of preferred stock then outstanding, including earned but unpaid dividends.

The holders of the Preferred Stock can convert shares of preferred stock into common stock in whole or in part at any time, subject to certain restrictions that are described in the Certificate of Designation. The number of shares of common stock available to the holders of the Preferred Stock is determined by dividing the face value of any Preferred Stock to be converted by various prices. The denominator used in determining the number of such shares is the lesser of the volume-weighted average price of the 10 days prior to the Holder Conversion Date, or the ceiling price established for each issuance of the Preferred Stock. For Preferred Stock issued in the first issuance, the ceiling is $1.75, for Preferred Stock issued in the second issuance, the ceiling is $1.75 plus 50% of the 10 day weighted average price above $1.75. For Preferred Stock issued in the third issuance, the ceiling is $2.00.

The Preferred Stock has no voting rights.

We will accrete to 130% of the face value of the Preferred Stock over 150 days, the shortest period for which an event that is out of our control could trigger redemption by the holders of the Preferred Stock. This accretion will have an impact on our net income (loss) per share calculation beginning in the first quarter of 2001.

The purchasers of the Preferred Stock also received warrants to purchase up to 114,286 shares of common stock at $2.01 per share. The warrants expire in March 2006.

Note 14. Selected quarterly data (unaudited):

The following table shows selected quarterly data for the years ending December 31, 2000, and 1999. Amounts are in thousands, except per share data.

                                                Three Month Period Ended
                                  ----------------------------------------------------
                                  December 31, September 30,    June 30,    March 31,
                                      2000          2000          2000        2000
                                  ------------ -------------- ------------ -----------
Net revenues.....................     $10,950         $7,473      $10,149     $12,404
Gross profit.....................       9,223          5,715        8,414      10,893
Operating loss...................      (8,507)        (8,078)      (4,763)     (1,123)
Net loss.........................     (10,648)        (8,369)      (4,770)     (1,015)
Accretion of Series A preferred
  stock to redemption value......         --            --           --        (4,125)
Dividend on Series A preferred
  stock..........................         --            --            (47)       (141)
                                  ------------ -------------- ------------ -----------
Net loss applicable to
  common stockholders before
  cumulative effect of
  accounting change..............     (10,648)        (8,369)      (4,817)     (5,281)
Cumulative effect of
  accounting change..............        (865)          --           --           --
                                  ------------ -------------- ------------ -----------
Net loss applicable
  to common stockholders.........    ($11,513)       ($8,369)     ($4,817)    ($5,281)
                                  ============ ============== ============ ===========
Basic net loss per
  share before cumulative
  effect of accounting change....      ($0.25)        ($0.20)      ($0.12)     ($0.14)
Basic net loss
  per share......................      ($0.27)        ($0.20)      ($0.12)     ($0.14)

                                  December 31, September 30,    June 30,    March 31,
                                      1999          1999          1999        1999
                                  ------------ -------------- ------------ -----------
Net revenues.....................     $13,978        $13,772      $10,911     $12,369
Gross profit.....................      12,279         11,943        8,798      10,576
Operating income (loss)..........        (344)           386       (2,925)        408
Net income (loss)................       ($630)          $462      ($3,161)       $104

Basic and diluted net
  income (loss) per share........      ($0.02)         $0.01       ($0.10)      $0.00

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information regarding our executive officers and directors required by this item is contained in "Part I, Item 1 - Directors and Executive Officers of Registrant".

Additional information required by this item is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Stockholders to be held June 19, 2001, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days from the end of the fiscal year covered by this report.

Item 11. Executive Compensation

Incorporated by reference from the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held June 19, 2001, a copy of which will be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held June 19, 2001, a copy of which will be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held June 19, 2001, a copy of which will be filed with the Securities and Exchange Commission.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

(1) Financial Statements. The following financial statements of Mbrane are contained in Item 8 of this Annual Report on Form 10-K:
1. Report of PricewaterhouseCoopers LLP, Independent Accountants.
2. Consolidated Balance Sheets at December 31, 2000 and 1999.
3. Consolidated Statement of Operations for each of the three years in the period ended December 31, 2000.
4. Consolidated Statement of Stockholders' Equity at December 31, 2000, 1999 and 1998.
5. Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2000.
6. Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules. The following financial statement schedules of Mbrane for the years ended December 31, 2000, 1999, and 1998 is contained in Item 8 of this Annual Report on Form 10-K:
1. Report of PricewaterhouseCoopers LLP, Independent Accountants. Refer to Item 14(a)(1)1 above.
Schedules not listed above have been omitted because they are either inapplicable or the required information has been given in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the financial statements or the notes thereto.
(3). Exhibits. Refer to Item 14(c) below.

(b) Reports on Form 8-K.

  Execution of equity financing agreement with MAJJES Limited on September 12, 2000, which Form 8-K was filed on September 19, 2000.

(c) Exhibits:

     Exhibit
     Number                        Exhibit Description
    ---------  ------------------------------------------------------------
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

        10.2   Form of Lease Agreement between the Company and EOP-Northwest
               Properties, LLC.

        10.3   Form of Directors' and Officers' Indemnification Agreement
               (Incorporated by reference from the Company's Registration
               Statement on Form S-1, No. 33-55566, Commission on February 4, 1993).

       *10.4   1986 Incentive Stock Option Plan, as amended, and forms of agreements thereunder (Incorporated by reference from the
               Company's Registration Statement on Form S-8, No. 33-62194,
               and from the Company's Registration Statement on Form S-8,
               No. 33-83850)

        10.5   1991 United Kingdom Sub Plan and forms of agreements
               thereunder (Incorporated by reference from the Company's
               Registration Statement on Form S-1, No. 33-55566)

       *10.6   1992 Employee Stock Purchase Plan and forms of agreements
               thereunder, as amended on September 24, 1996 (Incorporated by reference from the Company's Registration Statement on Form
               S-1, No. 33-55566)

       *10.7   1992 Directors' Stock Option Plan and forms of agreements
               thereunder (Incorporated by reference from the Company's
               Registration Statement on Form S-1, No. 33-55566)

       *10.8   1996 Executive Officers' Compensation Plan (Incorporated by
               reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

       *10.9   1995 Stock Option Plan as amended and restated in June 17, 1999 and June 15, 2000 (Incorporated by reference from the Company's
               Registration statement on Form S-8, Registration No 333-41988,
               Exhibit No. 4.2)

       10.10   Loan Agreement Secured by Property and Securities dated August
               31, 1996 between the Company and Earl and Ann Stahl
               (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

      *10.11   1996 Directors' Stock Option Plan and forms of agreements
               thereunder (Incorporated by reference from the Company's
               Quarterly Report on Form 10-Q for the quarter ended September
               30, 1996).

      *10.12   1997 Executive Retention Program (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1997).

       10.13   Lease Agreement, dated October 14, 1996, between Westport
               Investment and the Registrant (Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997).

      *10.14   Letter Agreement dated November 5, 1997 between the Registrant and Hickey & Hill Incorporated, and form of Nonstatutory Stock
               Options issued to new Executives (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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
               Form 10-K for the year ended December 31, 1997).

       10.21   Common Stock Purchase Warrants issued to Rochon Capital Group,
               Ltd. on February 27, 1998 (Incorporated by reference from the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1997).

      *10.22   1998 Employee Stock Option Plan and form of Nonstatutory
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
               December 30, 1999 (Incorporated by reference to the Company's
               Registration Statement on Form S-3, Registration No.
               333-95591).

       10.29   Common Stock Purchase Warrant issued to Prateek Sharma on
               December 30, 1999 (Incorporated by reference from the Company's
               Registration Statement on Form S-3, Registration No.
               333-95591).

       10.30   Common Stock Purchase Agreement between the Company and
               Majjes Limited dated September 12, 2000 (incorporated by reference from the Company's Current Report of Form 8-K, filed with
               the Commission on September 19, 2000, Exhibit No 1.1).

       10.31   Common Stock Purchase warrant issued to Rochon Capital Group, Ltd.,
               February 9, 2000 (incorporated by reference from Post-Effective
               Amendment No. 2 to the Company's Registration Statement on Form S-3,
               Registration  No. 333-44084, Exhibit No. 10.1).

       10.32   Common Stock Purchase warrant issued to Rochon Capital Group, Ltd.,
               February 20, 2000 (incorporated by reference from Post-Effective
               Amendment No. 2 to the Company's Registration Statement on Form S-3,
               Registration  No. 333-44084, Exhibit No. 10.2).

       10.33   Common Stock Purchase warrant issued to Rochon Capital Group, Ltd.,
               February 12, 2000 (incorporated by reference from Post-Effective
               Amendment No. 1 to the Company's Registration Statement on Form S-3,
               Registration  No. 333-44084, Exhibit No. 10.2).

      *10.34   1999 Raima Stock Option Plan (incorporated by reference from the
               Company's Registration Statement on Form S-8, Registration
               No. 333-41988, Exhibit No 4.1)

        21.1   List of significant Subsidiaries.

        23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

        24.1   Power of Attorney (included on signature page).

------------------------

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

CENTURA SOFTWARE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURA SOFTWARE CORPORATION
Date: March 29, 2001
By: /s/ SCOTT R. BROOMFIELD
Scott R. Broomfield

President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott R. Broomfield , John W. Bowman, Richard Lucien or any one of them, with the power to substitution, his attorney- in-fact and agents, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ SCOTT R. BROOMFIELD	Date: March 29, 2001

Scott R. Broomfield, PRESIDENT, CHIEF EXECUTIVE
OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
(PRINCIPAL EXECUTIVE OFFICER)

By: /s/ JOHN W. BOWMAN	Date: March 29, 2001

John W. Bowman, EXECUITIVE VICE PRESIDENT
AND CHIEF OPERATING OFFICIER

By: /s/ RICHARD LUCIEN	Date: March 29, 2001

Richard Lucien, SENIOR VICE PRESIDENT, FINANCE
AND CHIEF FINANCE OFFICER
(PRINCIPAL FINANCE AND ACCOUNTING OFFICER)

By: /s/ JACK KING	Date: March 29, 2001

Jack King, DIRECTOR

By: /s/ ED BOREY, JR	Date: March 29, 2001

Ed Borey, Jr., DIRECTOR

By: /s/ PHILLIP KOEN, JR.	Date: March 29, 2001

Phillip Koen, Jr., DIRECTOR

By: /s/ PETER MICCICHE	Date: March 29, 2001

Peter Micciche, DIRECTOR

By: /s/ TOM CLARK	Date: March 29, 2001

Tom Clark, DIRECTOR

CENTURA SOFTWARE CORPORATION INDEX TO EXHIBITS

     Exhibit
     Number                        Exhibit Description
    ---------  ------------------------------------------------------------
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

        10.2   Form of Lease Agreement between the Company and EOP-Northwest
               Properties, LLC.

        10.3   Form of Directors' and Officers' Indemnification Agreement
               (Incorporated by reference from the Company's Registration
               Statement on Form S-1, No. 33-55566, Commission on February 4, 1993).

       *10.4   1986 Incentive Stock Option Plan, as amended, and forms of agreements thereunder (Incorporated by reference from the
               Company's Registration Statement on Form S-8, No. 33-62194,
               and from the Company's Registration Statement on Form S-8,
               No. 33-83850)

        10.5   1991 United Kingdom Sub Plan and forms of agreements
               thereunder (Incorporated by reference from the Company's
               Registration Statement on Form S-1, No. 33-55566)

       *10.6   1992 Employee Stock Purchase Plan and forms of agreements
               thereunder, as amended on September 24, 1996 (Incorporated by reference from the Company's Registration Statement on Form
               S-1, No. 33-55566)

       *10.7   1992 Directors' Stock Option Plan and forms of agreements
               thereunder (Incorporated by reference from the Company's
               Registration Statement on Form S-1, No. 33-55566)

       *10.8   1996 Executive Officers' Compensation Plan (Incorporated by
               reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

       *10.9   1995 Stock Option Plan as amended and restated in June 17, 1999 and June 15, 2000 (Incorporated by reference from the Company's
               Registration statement on Form S-8, Registration No 333-41988,
               Exhibit No. 4.2)

       10.10   Loan Agreement Secured by Property and Securities dated August
               31, 1996 between the Company and Earl and Ann Stahl
               (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

      *10.11   1996 Directors' Stock Option Plan and forms of agreements
               thereunder (Incorporated by reference from the Company's
               Quarterly Report on Form 10-Q for the quarter ended September
               30, 1996).

      *10.12   1997 Executive Retention Program (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1997).

       10.13   Lease Agreement, dated October 14, 1996, between Westport
               Investment and the Registrant (Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1997).

      *10.14   Letter Agreement dated November 5, 1997 between the Registrant and Hickey & Hill Incorporated, and form of Nonstatutory Stock
               Options issued to new Executives (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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
               Form 10-K for the year ended December 31, 1997).

       10.21   Common Stock Purchase Warrants issued to Rochon Capital Group,
               Ltd. on February 27, 1998 (Incorporated by reference from the
               Company's Annual Report on Form 10-K for the year ended
               December 31, 1997).

      *10.22   1998 Employee Stock Option Plan and form of Nonstatutory
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
               December 30, 1999 (Incorporated by reference to the Company's
               Registration Statement on Form S-3, Registration No.
               333-95591).

       10.29   Common Stock Purchase Warrant issued to Prateek Sharma on
               December 30, 1999 (Incorporated by reference from the Company's
               Registration Statement on Form S-3, Registration No.
               333-95591).

       10.30   Common Stock Purchase Agreement between the Company and
               Majjes Limited dated September 12, 2000 (incorporated by reference from the Company's Current Report of Form 8-K, filed with
               the Commission on September 19, 2000, Exhibit No 1.1).

       10.31   Common Stock Purchase warrant issued to Rochon Capital Group, Ltd.,
               February 9, 2000 (incorporated by reference from Post-Effective
               Amendment No. 2 to the Company's Registration Statement on Form S-3,
               Registration  No. 333-44084, Exhibit No. 10.1).

       10.32   Common Stock Purchase warrant issued to Rochon Capital Group, Ltd.,
               February 20, 2000 (incorporated by reference from Post-Effective
               Amendment No. 2 to the Company's Registration Statement on Form S-3,
               Registration  No. 333-44084, Exhibit No. 10.2).

       10.33   Common Stock Purchase warrant issued to Rochon Capital Group, Ltd.,
               February 12, 2000 (incorporated by reference from Post-Effective
               Amendment No. 1 to the Company's Registration Statement on Form S-3,
               Registration  No. 333-44084, Exhibit No. 10.2).

      *10.34   1999 Raima Stock Option Plan (incorporated by reference from the
               Company's Registration Statement on Form S-8, Registration
               No. 333-41988, Exhibit No 4.1)

        21.1   List of significant Subsidiaries.

        23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

        24.1   Power of Attorney (included on signature page).

------------------------

* Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.