Form 10-K/A
period 2000-12-31
CENTURA SOFTWARE CORP
filed 2001-04-30
CIK 895021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A amends the Form 10-K of Centura Software Corporation for the year ended December 31, 2000 (the "Form 10-K"). Item 10 of the Form 10-K is amended by adding Section 16(a) Beneficial Ownership Reporting Compliance pursuant to Item 405 of Regulation S-K. Items 11 - 13 of the Form 10-K are replaced in their entirety.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information regarding our executive officers and directors required by this item is contained in "Part I, Item 1 - Directors and Executive Officers of Registrant" of Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors, and holders of more than ten percent of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the best of the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors, and holders of more than ten percent of the Company's Common Stock were complied with, except that Mr. Lucien, as of completion of this proxy, had not yet filed Form 5 for fiscal year 2000, which was due on February 15, 2000

Item 11. Executive Compensation

The following table shows the compensation received by (a) the individuals who served as the Company's Chief Executive Officer ("CEO") during 2000; (b) the four most highly compensated executive officers other than the CEO who were serving as executive officers of the Company at December 31, 2000 and whose total compensation for the year exceeded $100,000, (c) the two most highly compensated individuals who would have been included under item (b) above but for the fact that they were no longer serving as executive officers of the Company at December 31, 2000, and (d) the compensation received by each such individual for the Company's two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1) (2)	Bonus ($)(3)	Other Annual Compensation ($)	Long-Term Compensation Awards Securities Underlying Options	All Other Compensation

Scott R. Broomfield	2000	199,247	112,500	-	250,000	-
President and Chief Executive	1999	204,167	112,500	-	200,000	-
Officer (Principal Executive Officer)	1998	166,667	-	-	-	-

John Bowman	2000	183,435	87,500	-	250,000	-
Executive Vice President,	1999	202,500	87,500	-	150,000	-
Chief Operating Officer	1998	166,667	-	-	125,000	-

Joe Falcone	2000	135,269	-	-	100,000	8,657
Senior Vice President, Engineering	1999	198,462	-	-	50,000	-
And Support, Chief Technology Officer	1998	19,616	-	-	160,000	-

Richard Lucien	2000	198,125	25,000	-	120,000	625
Senior Vice President, Finance and	1999	168,177	25,000	-	80,000	-
Chief Financial Officer	1998	147,840	15,000	-	50,000	-

_________________________

(1) Includes amounts deferred under the Company's 401(k) plan.

(2) Includes commissions paid in the indicated year.

Stock Option Grants in 2000

The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to grants of options to purchase common stock of the Company made in 2000 and the value of all options held by such executive officers on December 31, 2000.

	Individual Grants
	Number of Securities Underlying Options	% of Total Options Granted to Employees In Fiscal	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Granted(#)	Year(1)	($/Share)	Date	5% ($)	10% ($)

Scott Broomfield	250,000	4.72	$0.78	12/13/10	$123,123	$311,558
John Bowman	250,000	4.72	$0.78	12/13/10	$123,123	$311,558
Joe Falcone	100,000	1.89	$1.75	2/1/10	$ 0	$ 27,623
Richard Lucien	50,000	0.94	$7.75	2/1/10	$ 0	$ 0
Richard Lucien	70,000	1.32	$4.00	9/12/10	$ 0	$0

________________________

(1) Options to purchase a total of 5,293,342 shares of common stock were granted under the Company's stock option plans during the fiscal year ended December 31, 2000. These options generally vest over a period of three years, provided however, that the stock options of the officers listed vest automatically in the event of any sale of all or substantially all of the Company's assets or upon the effective date of any merger, consolidation or stock sale which results in the holders of the Company's common stock immediately prior to such transaction owning less than 50% of the voting power of the Company's common stock immediately after such transaction and such officer is not offered a comparable position with the surviving entity. The figures reported above do not include repriced options under the 1986 Incentive Stock Option Plan (which expired in accordance with its terms in July 1996) because such repricings were deemed to be amendments to the outstanding options rather than new issuances.

(2) Potential realizable values are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual realized gains, if any, on stock option exercises are dependent on future performance of the Company's common stock, as well as the optionee's continued employment through the vesting period.

Aggregated Option Exercises in 2000 and Year-End Option Values

The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to options to purchase common stock of the Company held as of December 31, 2000.

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at 12/31/00 (#)(2) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at 12/31/00 ($)(3) Exercisable/Unexercisable
Scott R. Broomfield	-	-	816,667/383,333	$637,817/$299,383
John Bowman	20,000	$217,494	519,584/360,416	$405,795/$281,485
Joe Falcone	110,001	$991,920	0/0	$0/$0
Richard Lucien	20,000	$299,027	54,236/175,764	$42,358/$137,272

________________________

(1) Value realized is calculated based on the closing price of the Company's common stock as reported in the NASDAQ National Market (or a tier thereof) on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2) No stock appreciation rights (SARs) were outstanding during 2000.

(3) The fair market value of the Company's common stock at the close of business on December 30, 2000 was $0.78 per share.

Compensation of Directors

Directors are reimbursed for out-of-pocket travel expenses associated with their attendance at Board of Directors meetings. In addition, directors each receive a $15,000 retainer per year, $2,000 per each meeting attended in person, and $500 per telephone meeting. Nonemployee directors of the Company are automatically granted options to purchase shares of the Company's Common Stock pursuant to the terms of the Company's 1996 Directors' Stock Option Plan (the "Directors' Option Plan"). Under the Directors' Option Plan as currently structured, each nonemployee director receives an option to purchase 100,000 shares of Common Stock on the date on which such person first becomes a nonemployee director of the Company. Each option granted under the Directors' Option Plan becomes exercisable in installments of 1/36th of the shares subject to such option on each of the first thirty-six (36) monthly anniversaries of the date of grant of the option. Directors' Options issued Prior to 1998 become exercisable in installments of 1/48th of the shares subject to such option on each of the first forty-eight (48) monthly anniversaries of the date of the grant option. Options granted under the Directors' Option Plan have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, and a term of ten years.

Employment Arrangements

In December 2000, the Board of Directors approved provisions for severance benefits and modification of the terms of Common Stock options for the Company's officers and certain other employees in the event of a Change of Control of the Company ("Change of Control"). A Change of Control is defined as a sale of all or substantially all of the Company's assets or a merger transaction as a result of which the Company's shareholders immediately prior to the transaction own less than fifty percent of the ordinary voting power of the merged company immediately thereafter. Upon a Change of Control, the unvested Common Stock options of the Company's officers shall be one hundred percent vested and the exercise period of such options shall extend to the later of (i) the date which is one year after the Change of Control or (ii) the date such exercise period as it presently exists will terminate. If employment with the Company is involuntarily terminated (other than for cause) during the period of six months following a Change of Control, Messrs. Bowman and Lucien shall each receive a payment equal to six months of their annual base salary as in effect at the time of termination, or if they are not then receiving any base salary, a payment equal to six months of the pro forma Current Annual Base Salary of $250,000 for Mr. Bowman and $200,000 for Mr. Lucien. "Cause" is, for this purpose, defined as (i) a willful failure by the executive to substantially perform the executive's duties, other than a failure resulting from the executive's complete or partial incapacity due to physical or mental illness or impairment, (ii) a willful act by the executive that constitutes gross misconduct and that is materially injurious to the Company, or (iii) a material and willful violation of a federal or state law or regulation applicable to the business of the Company that is materially and demonstrably injurious to the Company. An act, or failure to act, by the executive shall be considered "willful" unless committed without good faith and without a reasonable belief that the act or omission was in the Company's best interest.

In December 2000, the Board of Directors suspended the Company's commitments to Messrs. Broomfield and Bowman relating to base salary, target cash bonus, and cash paid upon termination of employment, as approved by the Board in December 1999 and effective January 1, 2000. The Board of Directors had authorized agreements for three years, pursuant to which Messrs. Broomfield and Bowman are each entitled to receive 12 months' compensation if their respective employment is terminated without cause. In December 2000, the Board of Directors approved grants of options to both Messrs. Broomfield and Bowman to purchase 250,000 shares each of Common Stock of the Company under the 1995 Stock Option Plan in lieu of their receiving any base salary. Such options become exerciseable at the rate of 1/12th of the shares subject to the option for each period of one month lapsed after the optionee ceased receiving any base salary, so long as the optionee remains an employee of or a consultant to the Company as of the end of such month, with all such options not already exerciseable becoming fully exerciseable if (i) a Change of Control occurs and the optionee remains an employee of or a consultant to the Company as of the date of the Change of Control, and (ii) the optionee is involuntarily terminated, other than for cause, following a Change of Control. The Board of Directors also approved extension of the exercise period for such options for a period of five (5) years following termination of his employment or consulting relationship with the Company, but in no event later than December 13, 2010.

In December 2000 the Board of Directors approved extension of the exercise period for options to purchase 200,000 shares of the Company's Common Stock granted to Mr. Broomfield on December 9, 1999, and for options to purchase 150,000 shares of the Company's Common Stock granted to John Bowman on December 9, 1999, for a period of five (5) years following termination of his employment or consulting relationship with the Company, but in no event later than December 8, 2009.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. King and Micciche.

None of these persons currently is or has ever been an officer or employee of the Company or any of its subsidiaries, nor were there any compensation committee interlocks or other relationships during 2000 requiring disclosure under item 402(j) of Regulation S-K of SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Company's Common Stock as of March 31, 2001 as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table and (iv) all directors and executive officers as a group. The number of shares of the Company Common Stock outstanding as of March 31, 2001 was 43,019,817.

	Shares Beneficially Owned(1)
5% Stockholders, Directors, Named Executive Officers, And Directors and Executive Officers as a Group	Number(2)	Percent of Total

Scott R. Broomfield	1,283,422	2.98
John Bowman	802,074	1.86
Joe Falcone(3)	0	0
Richard Lucien	91,391	*
Jack King	91,319	*
Philip Koen	91,319	*
Peter Micciche	38,889	*
Edward Borey, Jr.	47,223	*
Tom Clark	61,112	*

All directors and executive officers as group (9 persons) (4)	2,506,749	5.83

________________________

* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are exercisable on or before May 31, 2001, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(2) Includes with respect to each named person the following shares subject to stock options and/or warrants exercisable within 60 days of March 31, 2001: Mr. Broomfield-1,007,573; Mr. Bowman-684,482; Mr. Falcone-0; Mr. Lucien-91,391; Mr. King-91,319; Mr. Koen-91,319; Mr. Micciche-38,889; Mr. Borey-47,223; and Mr. Clark-61,112.

(3) As of August 2000 Joe Falcone was no longer an executive officer or employee of the Company.

(4) Includes shares subject to options held by directors and officers that are exercisable within 60 days of March 31, 2001.

Item 13. Certain Relationships and Related Transactions

In December 1997, the Board of Directors approved the installation of a new management team provided by Hickey & Hill, corporate restructuring specialists, pursuant to a letter agreement between the Company and Hickey & Hill dated November 5, 1997, and approved by the Board of Directors on November 6, 1997 (the "H&H Agreement"). The H&H Agreement, as amended on February 26, 1998, and again on March 17, 1998, provided that the three executive officers provided by Hickey & Hill would fill the positions of President and Chief Executive Officer, Chief Financial Officer, and the Company's principal marketing officer. Those three officers, Scott R. Broomfield, John Bowman, and Kathy Lane, respectively, (collectively, the "New Officers") became full-time employees of the Company effective February 26, 1998. Also pursuant to the H&H Agreement, the New Officers were granted nonstatutory stock options (the "First Options") to purchase a total of 1,500,000 shares of the Company's Common Stock at an exercise price of $1.906 per share. Additional options to purchase 125,000 shares of the Company's Common Stock at an exercise price of $1.81 per share ("Additional Options") were granted to Mr. Bowman and Ms. Lane on March 17, 1998. The First Options vest with respect to the underlying shares of Common Stock at the rate of 25% every six months from the date of grant. The Additional Options vest with respect to one-third of the underlying shares of Common Stock at the end of one year from the date of grant, and monthly thereafter with respect to 1/36 of the total shares comprising the grant.

The First Options and Additional Options are subject to full acceleration of vesting in the event of a "Change of Control," defined as the occurrence of any of the following: (i) all or substantially all of the assets of the Company are sold, exchanged or otherwise transferred in one or more transactions; (ii) the Company is merged or consolidated with or into another corporation with the effect that the common stockholders immediately prior to such merger or consolidation hold less than 75% of the ordinary voting power of the outstanding securities of the surviving corporation of such merger or the corporation resulting from such consolidation; (iii) a person or group (such as that term is used in Rule 13d-5 of the Exchange Act shall, as a result of a tender or exchange offer, open market purchases, merger, private placement, or otherwise, have become, directly or indirectly, the beneficial owner (within the meaning of Rule13d-5 under the Exchange Act) of securities having 15% or more of the voting power of then outstanding securities of the Company; (iv) the Board of Directors elects to expand its membership from seven (7) to nine (9), or if three (3) of its existing members resign or are in any way removed from the Board of Directors; or (v) termination of the optionee by the Company for any reason without cause.

As of August 1999, Kathy Lane was no longer serving as an executive officer of the Company.

Each option is exercisable by the officer to which it was granted for five years following such officer's termination of employment with the Company other than for cause.

The Company's CEO, Scott Broomfield, is a member of the board of directors of CAM Commerce Solutions, Inc., one of the Company's customers.

The Company has entered into indemnification agreements with each of its directors and executive officers which may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' liability insurance if available on reasonable terms.