Form 10-Q
period 2001-03-31
CENTURA SOFTWARE CORP
filed 2001-05-15
CIK 895021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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
Common Stock, $.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

      As of April 27, 2001, there were 43,105,789 shares of the Registrant's Common Stock outstanding.

CENTURA SOFTWARE CORPORATION
FORM 10-Q for the Quarter Ended March 31, 2001
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(IN THOUSANDS)

                                                     March 31       December 31,
                                                        2001          2000
                                                     ------------  ------------
                            ASSETS
Current assets:
   Cash and cash equivalents........................      $3,261        $5,685
   Accounts receivable, less allowances
     of $1,578 and $1,404...........................       2,341        12,681
   Other current assets.............................       3,284         5,339
                                                     ------------  ------------
     Total current assets...........................       8,886        23,705
Property and equipment, net.........................       3,235         3,581
Capitalized software, net...........................         882         1,921
Goodwill, net.......................................       1,863         2,011
Other intangible assets, net........................       1,952         2,771
Other assets........................................         840           861
                                                     ------------  ------------
Total assets .......................................     $17,658       $34,850
                                                     ============  ============

   LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations.........        $390          $465
   Accounts payable.................................       4,099         4,963
   Accrued compensation and related expenses........         854         2,147
   Short-term borrowings............................       1,997         2,500
   Other accrued liabilities........................       1,771         3,624
   Deferred revenue.................................       1,397        14,582
                                                     ------------  ------------
     Total current liabilities......................      10,508        28,281
Other long-term liabilities.........................         --             84
                                                     ------------  ------------
Total liabilities ..................................      10,508        28,365
                                                     ------------  ------------
Mandatorily redeemable convertible preferred
   stock............................................       1,830           --
                                                     ------------  ------------

Stockholders' Equity:
   Common stock.....................................         431           429
   Additional paid-in capital.......................     112,262       112,167
   Accumulated other comprehensive income (loss)....          42           (93)
   Accumulated deficit..............................    (107,415)     (106,018)
                                                     ------------  ------------
     Total stockholders' equity ....................       5,320         6,485
                                                     ------------  ------------
Total liabilities, mandatorily redeemable convertible
  preferred stock and stockholders' equity .........     $17,658       $34,850
                                                     ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three Months Ended
                                                March 31,
                                           -------------------
                                              2001      2000
                                           --------- ---------
Net revenues:
   Product................................   $1,512    $5,973
   Service................................    2,344     6,431
                                           --------- ---------
     Total net revenues...................    3,856    12,404
                                           --------- ---------
Cost of revenues:
   Product................................      179       428
   Service................................      386       753
   Amortization of acquired technology....      133       133
                                           --------- ---------
     Total cost of revenues...............      698     1,314
                                           --------- ---------
     Gross profit.........................    3,158    11,090
                                           --------- ---------
Operating expenses:
   Sales and marketing....................    7,054     7,768
   Engineering and product development....    2,668     2,043
   General and administrative.............    2,252     2,194
   Amortization of goodwill and
     workforce intangible.................      203       208
                                           --------- ---------
     Total operating expenses.............   12,177    12,213
                                           --------- ---------
      Operating loss......................   (9,019)   (1,123)
Other income (expense):
   Interest income, (expense) and other...       68        99
   Foreign currency gain (loss)...........     (386)       24
   Gain on divestiture ...................    7,940       --
                                           --------- ---------
Loss before income taxes..................   (1,397)   (1,000)
Provision for income taxes................      --         15
                                           --------- ---------
Net loss..................................   (1,397)   (1,015)
                                           ========= =========
Cost of beneficial conversion feature,
  dividends, and accretion of preferred
  stock...................................     (312)   (4,266)
                                           --------- ---------

Net loss available to common stockholders   ($1,709)  ($5,281)
                                           ========= =========

Net loss per share - basic and diluted....   ($0.04)   ($0.14)
                                           ========= =========
Basic and diluted weighted average
  common shares...........................   42,997    38,440
                                           ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(IN THOUSANDS)

                                                                  Three Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                  2001       2000
                                                               ---------- ----------
Cash flows from operating activities:
  Net loss....................................................   ($1,397)   ($1,015)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Gain on divesiture........................................    (7,940)        --
    Depreciation and amortization.............................       899        980
    Provision for doubtful accounts, sales returns
     and allowances...........................................        40       (127)
    Issuance of stock options for services....................        --         55
  Changes in assets and liabilities:
    Accounts receivable.......................................     7,829      1,749
    Other current assets......................................     1,761       (175)
    Other assets..............................................        --          7
    Accounts payable and accrued liabilities..................    (5,183)    (1,004)
    Deferred revenue..........................................    (2,348)      (252)
                                                               ---------- ----------
      Net cash provided by (used in) operating activities.....    (6,339)       218
                                                               ---------- ----------
Cash flows from investing activities:
  Net cash from divestiture ..................................     3,060         --
  Acquisition of property and equipment.......................      (379)      (549)
  Capitalization of software costs............................      (146)      (701)
  Other long-term assets .....................................        82         --
  Proceeds from payment on note receivable....................        --        513
                                                               ---------- ----------
      Net cash provided by (used in) investing activities.....     2,617       (737)
                                                               ---------- ----------
Cash flows from financing activities:
  Proceeds from short-term borrowings ........................     2,500         --
  Repayment of short-term borrowings .........................    (3,003)      (780)
  Repayment of capital lease obligation.......................       (75)      (121)
  Proceeds from the issuance of preferred stock, net .........     1,824
  Proceeds from issuance of common stock, net.................        97      2,641
                                                               ---------- ----------
      Net cash provided by financing activities...............     1,343      1,740
                                                               ---------- ----------
Effect of exchange rate changes on cash and cash
 equivalents..................................................       (45)       (65)
                                                               ---------- ----------
Net increase (decrease) in cash and cash equivalents..........    (2,424)     1,156
Cash and cash equivalents at beginning of period..............     5,685     20,614
                                                               ---------- ----------
Cash and cash equivalents at end of period....................    $3,261    $21,770
                                                               ========== ==========

Supplemental disclosure of non cash financing activities:

  Accretion of Series A preferred stock to redemption value ..        --     $4,125

  Accretion of Series B preferred stock to redemption value ..      $146        --

  Accretion of dividend on beneficial converstion feature ....        $7        --

  Beneficial converstion feature on Series B preferred stock .      $151        --

  Accretion of dividend on Series B preferred stock ..........        $7        --

  Accretion of dividend on Series A preferred stock ..........        --       $141
                                                               ========== ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTURA SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of significant accounting policies

Method of preparation

The accompanying condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations, and cash flows for the three month periods ended March 31, 2001 and March 31, 2000 are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. In management's opinion, all adjustments that are normal and recurring, necessary for a fair statement of the financial position, results of operations, and of cash flows have been made for all periods presented.

The balance sheet as of December 31, 2000 has been derived from our audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year. This financial data should be reviewed in conjunction with management's discussion and analysis of financial condition and results of operation and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Net loss per share

Basic and diluted net loss per share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during each respective period.

The following is a reconciliation of the computation for basic and diluted net loss per share:

                                              Three Months Ended
                                                   March 31,
                                             -------------------
                                               2001      2000
                                             --------- ---------
  (in thousands, except per share data)

Net loss available to
  common stockholders.......................  ($1,709)  ($5,281)
                                             ========= =========

Weighted average basic shares outstanding...   42,997    38,440
                                             ========= =========

Basic net loss per share....................   ($0.04)   ($0.14)
                                             ========= =========

Weighted average diluted shares outstanding.   42,997    38,440
                                             ========= =========

Diluted net loss per share..................   ($0.04)   ($0.14)
                                             ========= =========

                                                   March 31,
                                             -------------------
                                               2001      2000
                                             --------- ---------
                                             (in thousands)
Antidilutive potential shares of
 common stock at period end:
  Warrants..................................    1,774       952
  Options...................................   10,350     7,703
  Mandatorily redeemable convertible
   preferred stock:
     Series A ..............................      --      2,148
     Series B ..............................    1,143       --
                                             --------- ---------
                                               13,267    10,803
                                             ========= =========

Dilutive potential shares of common stock could consist of mandatorily redeemable convertible preferred stock, common stock options and warrants. In periods where we have a reported loss or in cases where stock options, warrants and mandatorily redeemable convertible preferred stock have an exercise price greater than the market price of the common shares for the period, they are excluded from the per share calculation as they are antidilutive. The number of shares of common stock into which the preferred stock converts is subject to change based upon the change in the Company's stock price.

Comprehensive loss

We report components of comprehensive loss in our annual consolidated statement of stockholders' equity. Other comprehensive loss consists of net income and foreign currency translation adjustments. Our total comprehensive loss was:

                                              Three Months Ended
                                                   March 31,
                                             -------------------
                                               2001      2000
                                             --------- ---------
                                               (in thousands)
Net loss....................................  ($1,397)  ($1,015)
Foreign currency translation                      135       (65)
                                             --------- ---------
Total comprehensive loss....................  ($1,262)  ($1,080)
                                             ========= =========

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101 "Revenue Recognition in Financial Statements". This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. SAB 101 was required to be implemented in the fourth quarter of fiscal 2000. The adoption of SAB 101 has not had a material impact on our financial position or results of operations.

In June 1998, FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires the recognition of all derivatives as assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded in earnings or other comprehensive income depending upon the intended use of the derivative and the resulting designation. The effective date of this statement has been delayed to fiscal years beginning after June 15, 2000 and we adopted SFAS No. 133 effective January 1, 2001. The impact of adopting this statement did not have a material impact on our consolidated results of operations, financial position, or cash flows.

2. Segment information

We completed the sale of our client/server business in February 2001, as a result we are focused on our mobile, wireless, and embedded business. As a result, the segments in which we now base our management reporting are the mobile, wireless and embedded business, and the divested client/server business. The following table presents information based on our method of internal reporting and on how we organize our revenue into groups of similar products:

                                           Three Months Ended March 31,
                                      ---------------------------------------
                                              2001                2000
                                      ------------------- -------------------
                                        (in       % of      (in       % of
                                      thousands)  total   thousands)  total
Mobile and embedded products.........     $735        49%  $1,674        28%
Divested products....................      777        51     4,299        72
                                      --------- --------- --------- ---------
  Total net product revenue..........   $1,512       100%  $5,973       100%
                                      ========= ========= ========= =========

3. Divestiture of client/server business

On January 15, 2001, the Company signed an agreement with Gupta Holdings, LLC a Delaware limited liability company, wholly owned by Platinum Equity, LLC (Gupta Holdings, LLC and Platinum Equity, LLC being collectively referred to as "Platinum") whereby the Company sold certain of its assets and liabilities to Platinum. The assets sold collectively comprise the Company's client/server database software business (the "Business"). The transaction formally closed on February 22, 2001, and was structured to reflect economic effectiveness as of January 1, 2001.

In consideration of the sale of the business described above, the Company received, or will receive a combination of cash, royalties on future revenue streams generated by the business being sold, and the assumption by Platinum of obligations to perform services related to deferred revenue associated with the business being sold. The Company received net cash proceeds of $3.1 million, and Platinum assumed approximately $10.7 million in obligations to perform services related to the deferred revenue, and agreed to pay up to $6.3 million in royalty payments over the next five years based on future revenue streams generated by the business being sold. The table below summarizes the gain recorded on the transaction:

                                          Summary of  Gain on Divestiture of
                                               Client/Server Business
                                                   (in thousands)

Cash received from purchaser ............          $   3,060

Deferred revenue obligation assumed
  by purchaser ..........................             10,746

Assets sold to purchaser
  Accounts receivable ...................   (2,397)
  Capitalized software, net of
    amortization ........................   (1,104)
  Trademarks ............................     (630)
  Fixed assets, net of depreciation .....     (191)
  Deferred commissions and other assets .     (931)
Total assets sold to purchaser ..........             (5,253)

Effect of foreign exchange and
  other expenses ........................               (613)

Gain on divestiture of client/server                ----------
  business ..............................              7,940
                                                    ==========

The assets sold by the Company include equipment, certain intellectual property rights and goodwill associated with the business. Products obtained by Platinum include SQLBase, Centura Team Developer, and other related client/server database products. Products retained include Touchpoint Mobile Companion, Touch Point Embedded Companion (including RDM), Touchpoint Server Partner, and Mbrane Velocis.

Additionally, as part of the sale, Platinum is allowed to use the name "Centura" in its products and advertising. On February 13, 2001, the board of directors approved the name change of the Company to Mbrane, and on February 28, 2001, Centura Software Corporation began using the names "Mbrane" and "Mbrane, Inc." in its advertising and product promotion. The Company intends to ask the Company's stockholders to approve an amendment of the corporate charter to change the name of the Company to "Mbrane" at its June 19, 2001 stockholder meeting. On April 2, 2001 the Company began using the Nasdaq trading symbol "MBRN", replacing the previous symbol "CNTR."

4. Asset based loan facility

In February 2001, we entered into an asset based loan facility with Pacific Business Funding, a division of Cupertino National Bank. This loan facility allows us to borrow up to $2.5 million at an annual interest rate of 9.6%. Under the terms of the loan we are allowed to borrow the lesser of up to 80% of our accounts receivable that are under 90 days old, or $2.5 million. The facility has an initial term of one year, and is renewable annually thereafter unless terminated by either party. As of March 31, 2001 the loan amount outstanding was $1,997,000, and the total amount available to borrow against future receivables was $503,000. Additionally, as part of the loan agreement, the lender has a lien on all of the Company's assets, including, but not limited to, accounts receivable, letters of credit, customer lists, copyrights, patents, trademarks licenses, intellectual property, inventory, equipment and machinery, investment securities, and books and records, including computer programs.

5. Private placement of equity securities

On March 12, 2001, the Company completed a private placement of equity securities in the first of up to three issuances. The equity securities issued are Series B Cumulative Convertible Preferred Stock (the "Preferred Stock"), as designated in the Company's Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock (the "Certificate of Designation") filed with the Secretary of State of the State of Delaware on March 9, 2001. The first issuance of Preferred Stock, in the amount of $2 million, is convertible into shares of common stock at the lesser of an average market price of shares of our common stock immediately preceding conversion, or $1.75 per share. The second issuance of Preferred Stock is subject to the satisfaction of certain conditions (including stockholder approval) and is expected, subject to the satisfaction of those conditions, to close in the third quarter of 2001. If the conditions are satisfied, the amount of the second issuance will be between $2 million and $3 million. The conversion price of the Preferred Stock involved in the second issuance is dependent on the price of the Company's common stock prior to the second issuance. The third issuance, if consummated, would be based on a call option held by the first issuance investor under which the investor would acquire up to an additional $6 million of Preferred Stock. The conversion price of the Preferred Stock purchased in the third issuance would be at the lesser of an average market price of shares of our common stock immediately preceding conversion, or $2.00 per share. Warrants to purchase up to an aggregate of 114,286 shares of common stock at an exercise price of $2.01 per share, which expire in March 2006, were also issued to the purchaser in the private placement. Additional warrants could be issued in connection with the second and third issuances.

Each share of Preferred Stock, upon issuance, is entitled to receive cumulative annual dividends at the rate of 4.5% per annum. Such dividends are due and payable quarterly in arrears on the last day of March, June, September, and December of each year commencing on March 31, 2001. Dividends accumulate daily on each share of Preferred Stock, whether or not declared, until each such share of Preferred Stock has been converted or redeemed. To the extent dividends are not paid on the applicable dividend payment date, such dividends shall be cumulative and shall compound quarterly until the date of payment of such dividend. We are prohibited from declaring a dividend of any kind as long as the total stated value of all outstanding shares of Preferred Stock is in excess of $500,000.

The Preferred Stock is redeemable at the option of the holder at a premium, upon the occurrence of events defined in the Certificate of Designation. Examples of such events are: a change in ownership or voting control of the Company, a delisting of the Company's common stock from the Nasdaq National Market or the inability to register the underlying common stock using Form S-3. The redemption amount differs depending on the nature of the event. For example, in the event of a change in control, or a delisting from the Nasdaq Small Cap or National Market, the redemption amount is 125% of the cumulative face value of the Preferred Stock, outstanding at the time of the event. In the event of the Company's inability to register the underlying common stock within 100 days from the initial issuance date, the redemption amount is 130% of the cumulative face value of the Preferred Stock, outstanding at the time of the event.

The Company may, at its option, at any time, redeem the outstanding shares of Preferred Stock at a redemption price equal to 121% of the cumulative face value of the Preferred Stock, provided that if the Company chooses to do this it must redeem all of the shares of Preferred Stock then outstanding, including the payment of earned but unpaid dividends.

The holder of the Preferred Stock can convert shares of Preferred Stock into common stock in whole or in part at any time, subject to certain restrictions that are described in the Certificate of Designation. The number of shares of common stock available to the holders of the Preferred Stock is determined by dividing the face value of any Preferred Stock to be converted by various prices. The denominator used in determining the number of such shares is the lesser of the volume-weighted average price of the 10 days prior to the Holder Conversion Date, or the ceiling price established for each issuance of the Preferred Stock. For Preferred Stock issued in the first issuance, the ceiling is $1.75, for Preferred Stock issued in the second issuance, the ceiling is $1.75 plus 50% of the 10 day weighted average price above $1.75. For Preferred Stock issued in the third issuance, the ceiling is $2.00.

The Preferred Stock has no voting rights although, if converted into common stock, those shares of common stock would have voting rights.

We will accrete the recorded value of the Preferred Stock to 130% of the face value of the Preferred Stock over 150 days, the shortest period for which an event that is out of our control could trigger redemption by the holders of the Preferred Stock.

The Company received cash of $1,824,000 from the issuance of the Preferred Stock and allocated an additional $74,000 to issue costs which represents the fair value of warrants granted to the placement agent. The remaining $1,750,000 was allocated to the Preferred Stock, the warrants to purchase 114,286 shares of common stock, and the option of the purchaser to purchase additional shares of Preferred Stock upon certain circumstances, based upon their fair values on the date of the purchase. The relative value allocated to the common stock warrants was $80,817 based on an independent valuation using the Black Scholes method and the following assumptions; exercise price $2.01, no dividends, term of 5 years, risk free rate of 4.65% and a volatility of 90%. The relative fair value allocated to the option to purchase additional shares of Preferred Stock was determined to be $551,637 based on an independent valuation using the Black Scholes model and the following assumptions; exercise price $2.00, no dividends, term of 9 months, risk free rate of 4.65% and a volatility of 90%. Based upon the closing price of the Company's common stock on the date of the commitment ($1.25), the relative fair value allocated to the Preferred Stock on an as-converted basis, exceeded the amount assigned to the Preferred Stock by approximately $151,000. The Company recorded the $151,000 excess, representing the value of the beneficial conversion feature as an increase to additional paid in capital and a decrease in Series B Preferred Stock. The beneficial conversion feature is recognized as a deemed dividend to the Series B Preferred Stock over the over the minimum period in which preferred holders realize their return. Because the Preferred shares are immediately convertible, the estimated fair value of the beneficial conversion feature associated with the Preferred Stock is realizable upon the closing of the investment. Accordingly, a $151,000 deemed dividend was recognized as a charge to additional paid in capital, and for loss per share computations, net loss applicable to common stockholders and an increase in the carrying value of the Preferred Stock.

6. Subsequent event

On April 19, 2001 Mbrane signed a definitive agreement to acquire the primary assets of Veriprise Corporation in a purchase business combination for 1,500 shares of Convertible Junior Preferred Stock, convertible into 1,500,000 shares of our common stock. The transaction is expected to be completed in May 2001.

Veriprise delivers wireless Business-to-Employee (B2E) solutions, connecting mobile workers to the business data and systems they need to do their jobs. Atlanta-based Veriprise partners with device manufacturers, wireless carriers, application vendors, systems integrators, and hosting partners to deliver secure and flexible wireless solutions to customers. These products range from software-only solutions that reside behind the corporate firewall to outsourced solutions that couple devices, airtime and hosting services in one package.

Beginning in April 2001 the Company implemented a reduction in force program to reduce the number of employees by approximately 40. This action coupled with wage and salary reductions implemented in mid-April will have the effect of reducing future payroll expenditures by approximately 40%. The wage and salary reductions affected all employees worldwide. The pay reductions ranged from 10% for individual contributors up to 30% for vice presidents. Six of the Company's senior executives are being paid at $1.00 per year, with stock incentives.

Item 2. Management's discussion and analysis of financial condition and results of operations

This quarterly report on Form 10-Q contains certain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q. In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in Part I-Item 1 of this quarterly report, and the audited consolidated financial statements and accompanying notes, and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Our goal is to become the leader in enabling the secure extension of enterprise class information, on a wireless basis, to Information Appliances (used by people) and Intelligent Devices (machines) through our Touchpoint software membrane. To accentuate this focus, on February 22, 2001, we completed the divestiture of our client/server business. The divestiture provides management the ability to devote its complete attention and resources to developing new products and services related to mobile, wireless, and embedded computing. Management believes that the mobile and embedded markets provide greater growth potential than our divested client/server business.

For the year ended December 31, 2000, net revenue related to the divested business represented approximately $33 million or approximately 80% of our net revenue, and the divestiture is anticipated to result in annualized cost savings of approximately $35 million.

As the name of the Company, "Centura Software Corporation", was developed and used in our client/server business, which has now been sold, management has begun the process to rename the Company "Mbrane, Inc." and to develop the name "Mbrane" as the brand for its products. Subject to approval by the Company's stockholders, the Company's board of directors has approved changing the name of the Company to "Mbrane, Inc." At its annual meeting of stockholders, scheduled to be held June 19, 2001, the Company will seek stockholder approval of the name change. The Company's stock symbol on the Nasdaq National Market was changed to MBRN, effective April 2, 2001. References to "we", "us", "our", "Mbrane", "Centura" or the "Company" means Centura Software Corporation and its subsidiaries and divisions (which now conduct business as Mbrane), and their predecessor companies and subsidiaries.

Results of Operations:

Net product revenues

The following table presents our net product revenues by product line and approximate percentage of total net product revenues for the three months ended March 31, 2001 and March 31, 2000:

                                            Three Months Ended March 31,
                                      ---------------------------------------
                                              2001                2000
                                      ------------------- -------------------
                                        (in       % of      (in       % of
                                      thousands)  total   thousands)  total
Mobile and embedded products.........     $735        49%  $1,674        28%
Divested products....................      777        51     4,299        72
                                      --------- --------- --------- ---------
  Total net product revenue..........   $1,512       100%  $5,973       100%
                                      ========= ========= ========= =========

Net product revenues decreased $4,461,000, or 75%, for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. The decrease was primarily due to the divestiture of our client server business and its related products. Among the products the Company retained, there was a $939,000, or 56% decrease from the year ago quarter. This decrease was due to two large multi-year embedded database contracts that closed in 2000.

Net service revenues

Net service revenues primarily comprises fees that entitle our customers to the right to receive product revision upgrades and updates as and when they become available, telephone support and consulting services. The following table presents our net service revenues by product line and approximate percentage of total net service revenues for the three months ended March 31, 2001 and March 31, 2000:

                                                 Three Months Ended March 31,
                                          ---------------------------------------
                                                   2001                2000
                                          ------------------- -------------------
                                            (in       % of      (in       % of
                                          thousands)  total   thousands)  total
Mobile and embedded product services ....     $618        26%    $978        15%
Divested product services ...............    1,726        74     5,453        85
                                          --------- --------- --------- ---------
  Total net service revenue..............   $2,344       100%  $6,431       100%
                                          ========= ========= ========= =========

Net service revenues decreased 64% to $2,344,000 for the three months ended March 31, 2001, from $6,431,000 for the three months ended March 31, 2000. The decrease is primarily due to the divestiture of the client/server business. Service revenue related to divested products decreased $3,727,000 or 68%. Service revenue related to retained products declined by $360,000 or 37%. This decline is due to a decrease in consulting revenues relating to porting software to different operating systems, and a decline in support contracts consistent with declines in our product revenue.

Total net revenues by geographic region

Following our divestiture of our client/server business, we believe previous geographic comparisons are not indicative of our on-going business. For the three months ended March 31, 2001 our net revenues related to our retained mobile and embedded products, including services, were $1,353,000. Of these net revenues $1,131,000 or 84% were from North America. The remaining $222,000, or 16% were from Europe. Revenues have been allocated to geographic regions based primarily upon destination of product shipment.

The Company plans to market and sell its products globally in the future, and views global sales as an important component of its strategy. We have sales offices in North America, the United Kingdom, and Australia, and intend to serve our customers from these offices on a global basis.

Cost of net product revenues

Cost of product revenues includes the cost of production and the amortization of capitalized software. Cost of production includes the cost of subcontracted production and royalties for third party software.

The cost of product revenues for the three months ended March 31, 2001 was $179,000. This includes $81,000 in amortization of capitalized software development costs. Cost of product revenues for the three months ending March 31, 2000 were $428,000, including $156,000 in amortization of capitalized software development costs. The cost of product revenues decreased $249,000, or 58%, from the year-ago period. The decrease is primarily due to the divestiture of our client/server business and the resulting decrease in volume of shipments resulting from the divestiture.

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

Cost of net service revenues

Cost of service consists primarily of personnel costs related to product license maintenance, training and technical support. For the quarter ended March 31, 2001 cost of service revenues was $386,000. For the quarter ended March 31, 2000 the cost of service revenues was $753,000. The decrease of $367,000, or 49%, is primarily the result of personnel reductions in the technical support and consulting services areas.

Amortization of acquired products

In June 1999, we capitalized $2,670,000 of acquired technology, as part of the acquisition of Raima Corporation. In the three months ended March 31, 2001 and March 31, 2000, the associated amortization expense was $133,000.

Sales and marketing expenses

Sales and marketing expenses consist principally of salaries, sales commissions and costs of advertising and marketing campaigns. For the three- month periods ending March 31, 2001 and 2000, sales and marketing expenses were $7,054,000 and $7,768,000 respectively. The decrease in expenses of $714,000, or 9%, is caused by decreased commission expense on lower revenues, and decreases in advertising and promotion programs.

Engineering and product development expenses

Engineering and product development costs before reductions for internal development costs that are capitalized were $2,814,000 and $2,744,000 for the respective quarters ending March 31, 2001 and 2000. This represents an increase of $70,000. After reducing for capitalized internal development costs, net engineering and development costs were $2,668,000 and $2,043,000 for each of the quarters ending March 31, 2001 and 2000, respectively.

The increase in gross engineering and product development expenses was due to the addition of a new subsidiary in the fourth quarter of 2000. This new subsidiary, which is focused on the development of new software products, accounted for $607,000 of engineering and product development expenses in the first quarter. Without the new subsidiary engineering and product development expenses were lower when compared to the three-month period ending March 31, 2000 by $537,000. This reduction is mostly due to decreases in headcount.

Capitalized software development costs decreased from $701,000 to $146,000 for the three months ended March 31, 2001, compared with the three months ended March 31, 2000, due to a reduction in the number of products that were in the development lifecycle stage that permits capitalization of development costs. That is the stage between establishment of technological feasibility and release to product manufacturing.

We believe that the development of new products and the enhancement of existing products are essential to our continued success, and we intend to continue to devote substantial resources to new product development.

General and administrative expenses

General and administrative expenses consist primarily of staffing and related expenses, rent and facilities expense, depreciation, and outside services. These costs for the three months ended March 31, 2001 and March 31, 2000 were $2,252,000 and $2,194,000, respectively. The increase of $58,000, or 3%, in the first quarter of 2001 over the first quarter of 2000 is due to expenses related to employee retention that were paid to certain employees to cause them to stay with the Company through the transition period during which the sale of the client/server business was being completed. The one-time costs were partially offset with lower personnel costs after the completion of the sale.

Amortization of goodwill and workforce intangible

As part of the June 1999 acquisition of Raima, we capitalized $3,266,000 of goodwill, which is being amortized over its estimated period of benefit of five years, and $670,000 of workforce intangible, which is being amortized over its estimated period of benefit of three years. For the three months ended March 31, 2001, goodwill amortization expense was $147,000 and the workforce intangible amortization expense was $56,000.

Other income (expense), net

Other income (expense), net is comprised of interest income, interest expense and gains or losses on foreign currency transactions. For the three months ended March 31, 2001 other income (expense) increased to net other expense of $318,000 from a net other income of $123,000 in the same three months of the prior year. This increase in expense is due to lower interest income, as a result of smaller cash balances on deposit, in addition to unfavorable foreign exchange rates in the first quarter of 2001 as compared with the first quarter of 2000.

Gain on divestiture

On February 22, 2001 the Company completed the sale of its client server business. The transaction provided for the purchaser, Gupta Holdings, LLC to pay Mbrane approximately $3.1 million, and take over deferred revenue obligations of approximately $10.7 million. In exchange the purchaser acquired certain assets, subsidiaries, and subsidiaries' assets. The table below summarizes the gain recorded on the transaction:

                                          Summary of  Gain on Divestiture of
                                               Client/Server Business
                                                   (in thousands)

Cash received from purchaser ............          $   3,060

Deferred revenue obligation assumed
  by purchaser ..........................             10,746

Assets sold to purchaser
  Accounts receivable ...................   (2,397)
  Capitalized software, net of
    amortization ........................   (1,104)
  Trademarks ............................     (630)
  Fixed assets, net of depreciation .....     (191)
  Deferred commissions and other assets .     (931)
Total assets sold to purchaser ..........             (5,253)

Effect of foreign exchange and
  other expenses ........................               (613)

Gain on divestiture of client/server                ----------
  business ..............................              7,940
                                                    ==========

Provision for income taxes

The provision for income taxes in the first quarter of 2000 primarily relates to foreign withholding taxes. Due to our net losses, no provision for income taxes was made for the three-month periods ended March 31, 2001.

Accretion of Series A preferred stock to redemption value and dividends

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

The preferred stock cumulative dividend of $141,000 for the three months ended March 31, 2000 was accrued at the rate of 4.5% per annum, and was paid in the form of incremental preferred stock on March 31, 2000.

Accretion of Series B preferred stock to redemption value, beneficial conversion feature, and dividends.

If at any time after 150 days from the commitment date (March 9, 2001) the registration statement is not declared effective, the Company must redeem all or any unspecified portion of the Series B preferred stock at a redemption price equal to 130% of the aggregate value of $2,000,000. The amount reflected as accretion of Series B preferred stock to redemption value represents a prorating of the total accretion of $1,482,000 over the 22 days of the 150 day accretion period that fell in the first quarter of 2001.

The Company received cash of $1,824,000 from the issuance of the Preferred Stock and allocated an additional $74,000 to issue costs which represents the fair value of warrants granted to the placement agent. The remaining $1,750,000 was allocated to the Preferred Stock, the warrants to purchase 114,286 shares of common stock, and the option of the purchaser to purchase additional shares of Preferred Stock upon certain circumstances, based upon their fair values on the date of the purchase. The relative value allocated to the common stock warrants was $80,817 based on an independent valuation using the Black Scholes method and the following assumptions; exercise price $2.01, no dividends, term of 5 years, risk free rate of 4.65% and a volatility of 90%. The relative fair value allocated to the option to purchase additional shares of Preferred Stock was determined to be $551,637 based on an independent valuation using the Black Scholes model and the following assumptions; exercise price $2.00, no dividends, term of 9 months, risk free rate of 4.65% and a volatility of 90%. Based upon the closing price of the Company's common stock on the date of the commitment ($1.25), the relative fair value allocated to the Preferred Stock on an as-converted basis, exceeded the amount assigned to the Preferred Stock by approximately $151,000. The Company recorded the $151,000 excess, representing the value of the beneficial conversion feature as an increase to additional paid in capital and a decrease in Series B Preferred Stock. The beneficial conversion feature is recognized as a deemed dividend to the Series B Preferred Stock over the over the minimum period in which preferred holders realize their return. Because the Preferred shares are immediately convertible, the estimated fair value of the beneficial conversion feature associated with the Preferred Stock is realizable upon the closing of the investment. Accordingly, a $151,000 deemed dividend was recognized as a charge to additional paid in capital, and for loss per share computations, net loss applicable to common stockholders and an increase in the carrying value of the Preferred Stock.

In the three-month period ending March 31, 2001 we accreted dividends at 4.5% on Series B preferred stock in the amount of $7,500. In the three-month period ending March 31, 2001 we also accreted dividends at 4.5% on the contingent beneficial conversion feature of the Series B preferred stock in the amount of $7,500.

Liquidity and Capital Resources:

Cash flows

                                              Three Months Ended
                                                   March 31,
                                             -------------------
                                               2001      2000
                                             --------- ---------
                                                 (in thousands)
Cash and cash equivalents at
  beginning of period.......................$   5,685 $  20,614
Net cash (used in) provided by:
  Operating activites.......................   (6,339)      218
  Investing activities......................    2,617      (737)
  Financing activities......................    1,343     1,740
Effect of exchange rate changes
 on cash and cash equivalents...............      (45)      (65)
                                             --------- ---------
Cash and cash equivalents at
  end of period.............................$   3,261 $  21,770
                                             ========= =========

Net cash from operating activities decreased $6,557,000 in the three months ended March 31, 2001 compared with the same period in 2000. This decrease is primarily due to the operating loss incurred in the first quarter of 2001and larger reduction in accounts payable and accrued liabilities in the three months ended March 31, 2001 compared with the same period in 2000.

Net cash generated from investing activities increased $3,354,000 in the three months ended March 31, 2001 compared with the three months ended March 31, 2000. This increase is primarily attributed to the result of the $3,060,000 raised in the divestiture of the client/server business, and lower investments in equipment and capitalized software than in the same period in 2000.

Net cash from financing activities decreased $397,000 in the three months ended March 31, 2001 compared with the three months ended March 31, 2000. This decrease is primarily due to cash proceeds from the issuance of common stock in the first quarter of 2000 being higher than the proceeds of the issuance of Series B Preferred Stock in the first quarter of 2001.

The Company is actively taking steps to reduce its expenses and cash out flows, and is making efforts to increase revenues and generate cash by other means. Given the current market conditions for the Company's products, particularly slower adoption of wireless technology and longer sales cycles, we believe it is likely that expected cash flows from operations and existing cash balances will be insufficient to meet our anticipated working capital and capital expenditure requirements for continuing operations. Therefore, we are actively seeking new sources of capital in order to have adequate financial resources for operational or other needs. There can be no assurance that new capital will be available on reasonable terms or at all. Any additional equity financing may result in significant dilution to our stockholders.

Beginning in April 2001 the Company implemented a reduction in force program to reduce the number of employees by approximately 40. This action coupled with wage and salary reductions implemented in mid-April will have the effect of reducing future payroll expenditures by approximately 40%. The wage and salary reductions affected all employees worldwide. The pay reductions ranged from 10% for individual contributors up to 30% for vice presidents. Six of the Company's senior executives are being paid at $1.00 per year, with stock incentives.

Working capital

At March 31, 2001, our working capital, defined as current assets less current liabilities, was at a deficit of $1,622,000. This was an improvement of $2,954,000 from our working capital deficit of $4,576,000 at December 31, 2000. This is largely a result of the divestiture of the client/server business, which resulted in cash proceeds of $3,060,000 and a reduction in the deferred revenue current liability of $10,746,000. Working capital was also improved by the cash proceeds of $1,824,000 from the issuance of Series B preferred stock. These improvements were partially offset by continued operating losses of the Company, and the resulting payments made to employees and vendors.

Our capital requirements also may be affected by acquisitions of businesses, products and technologies that are complementary to our business, which we may consider from time to time. We regularly evaluate such opportunities. Any such transaction, if consummated, may further reduce our working capital or require the issuance of our common stock and/or preferred stock.

Foreign currency forward contracts

At March 31, 2001 we had $4,855,000 in unsecured foreign currency forward contracts denominated in four European currencies, including German Deutschemarks, British Pounds Sterling, Dutch Guilders and Italian Lire, as well as Australian Dollars, as part of a program to reduce the financial exposure arising from foreign denominated monetary assets and liabilities.

Current assets and liabilities presented in the accompanying March 31, 2001 balance sheet are $4,727,000 less than as presented in our press release issued on April 23, 2001. This is because after further review by the Company and our external accountants, it was determined that the value of foreign exchange contracts should be shown at their net value of $128,000, and not at their gross values of a current asset of $4,855,000 and a current liability of $4,727,000. This occurred as the Company was in the initial adoption of SFAS 133 in the first quarter of 2001.

Debt financing

In February 2001, we entered into an asset-based loan facility with Pacific Business Funding, a division of Cupertino National Bank. This loan facility allows us to borrow up to $2.5 million at an annual interest rate of 9.6%. Under the terms of the loan we are allowed to borrow up to the lesser of 80% of our accounts receivable that are under 90 days old, or $2.5 million. The facility has an initial term of one year, and is renewable annually thereafter unless terminated by either party. As of March 31, 2001 the loan amount outstanding was $1,997,000, and total amount available to borrow against future receivables was $503,000. Additionally, as part of the Cupertino loan agreement, the lender has a lien on all of the Company's assets, including, but not limited to, accounts receivable, letters of credit, customer lists, copyrights, patents, trademarks licenses, intellectual property, inventory, equipment and machinery, investment securities, and books and records, including computer programs.

Factors That May Affect Future Results:

Our current business is not profitable and may not become profitable.

To date, our mobile, wireless and embedded business has not been profitable and we do not expect it to become profitable during 2001. Although it is management's objective to minimize cash losses in the remainder of 2001 and to become profitable in 2002, there can be no assurance that this objective will be achieved.

We have incurred losses from operations during the fiscal years ended December 31, 2000 and December 31, 1999 and have been dependent upon raising money from issuances of our preferred stock and common stock in order to fund these losses and our investment in assets needed to establish our business. We currently plan to increase our revenues to a level that will finance expected expenditures and result in at least neutral cash flows from operations. However until we reach this stage we will continue to use our current cash and cash equivalent balances to meet the shortfall. We are also actively seeking to raise additional capital in the financial markets. There can be no assurance that such financing will be available, or available on terms that are acceptable. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders. Management has developed and executed cost reduction plans to reduce expenses to levels that could be financed by revenues generated as the market develops for our products. However, there can be no assurance that cost cutting exercises will be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on our business and results of operations.

The market for mobile, embedded and wireless devices may grow more slowly than anticipated.

Although we believe the market for utilizing mobile, wireless and embedded technology will grow quickly, we cannot predict the rate at which such technology will be adopted. If the rate of adoption of such technology is slower than anticipated, the growth of our revenue will likely be slowed, which will negatively affect our financial position.

The volatility of our common stock price may harm our growth and ability to raise capital.

Our common stock has a history of high volatility and our stock price may vary in response to quarterly variations in operating and financial results, as highlighted below, announcements of new products or customer contracts by us or our competitors, litigation and other factors, including sales of substantial blocks of our common stock. In addition, the extreme price fluctuations of the stock market in general, and technology stocks in particular (including ours), may affect the price of our stock, independent of whether we have experienced changes in our business, operating results, or financial condition. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings, or to negotiate successful stock based acquisitions of other companies.

Fluctuations in our quarterly and annual results may adversely affect our stock price .

Our quarterly and annual operating results have fluctuated significantly in the past and may continue to do so in the future. On an annual basis historically, including the results of our client server business which was sold in February 2001, we reported a loss of $30.0 million in 2000, a loss of $3.2 million in 1999, and a profit of $2.1 million in 1998. Our future operating results may be below the expectations of public market analysts or investors. We also may not learn of, or be able to confirm, revenue or earnings shortfalls until late in, or after, the fiscal quarter; consequently we may not be able to adjust spending in a timely manner to compensate for the shortfalls. Accordingly, any significant shortfall in sales of our products or services in relation to our expectations, or those of analysts or investors, could have an immediate adverse impact on the price of our common stock. A number of factors are likely to cause variations in our quarterly and annual results. From time to time, new technologies may be announced, developed, or delivered by us or our competition that have the potential to replace or shorten the life cycles of our existing products. The announcement of new products may also cause customers to delay their purchasing decisions in anticipation of such products. We may therefore occasionally experience a reduction in demand, and decreased sales, for our existing products. In addition, in some cases our revenue recognition is dependent upon the business activities of our customers, and the timely and accurate reporting of their activities to us, making predictability of the related revenue extremely uncertain. For example, many of our product licensing arrangements are subject to revenue recognition on a per-unit deployed basis, including cases where a deferred obligation to such customers is gradually extinguished. Delays in the introduction or availability of new hardware and software products from third parties may also negatively affect sales of our products.

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
  In February 2001 we completed a divestiture of our client/server product and services business. The divestiture provides management the ability to devote its complete attention and resources to developing new products and services related to mobile, wireless, and embedded computing. Management believes that the mobile and embedded markets provide greater growth potential than the client/server business.
  In April 2001 we instituted a reduction in force program of approximately 40 and wage and salary decreases for all employees worldwide in an effort to conserve cash and reduce expenses. The pay decreases ranged from 10% for individual contributors up to 30% for vice presidents. Six of the Company's senior executives are being paid at $1.00 per year, with stock incentives.

We may possibly undertake other major restructuring efforts or changes in strategic direction in the future. It is uncertain whether our past or future strategic changes will improve our operational results.

Our inability to retain or attract key personnel may prevent our business from growing.

We are highly dependent on our executive officers and other key personnel, and the loss of these employees may harm our competitive position. Our future success will also depend largely on our ability to continue to attract highly skilled personnel. Competition is intense for employees with highly technical, management, and other skills in the software industry, and it may be difficult to attract or retain qualified key employees. Without strong management and talented employees we may not continue to develop successful new products or to obtain important strategic alliances.

In April 2001 we instituted wage and salary decreases for all employees worldwide in an effort to conserve cash and reduce expenses. The pay decreases ranged from 10% for individual contributors up to 30% for vice presidents. Six of the Company's senior executives are being paid at $1.00 per year, with stock incentives. These wage and salary decreases may reduce the company's ability to attract and retain personnel.

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

Software products as complex as those offered by us may contain undetected errors when first introduced, or as new versions are released. Although we have not experienced material adverse effects resulting from any such errors to date, errors could be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance.

If our target customers shift requirements away from mobile, wireless, and embedded systems software applications, demand for our products may decrease significantly.

To date, substantially all of our revenues have been derived from the licensing of our embedded database products for PC client/server systems and other embedded software environments. Licensing of products for use in mobile, wireless, embedded systems, and related consulting and support services, is expected to account for substantially all of our revenues for the foreseeable future. The market for mobile, wireless and embedded systems in general, and the segments of such market addressed by our products in particular, are relatively new. Our future financial performance will depend in part on the continued expansion of this market and these market segments, the growth in the demand for our other products, as well as increased acceptance of our products by information technology professionals. We cannot assure you that the market for mobile, wireless and embedded systems software in general, and the relevant segments of the market addressed by our products in particular, will continue to grow. Neither can we assure that we will be able to respond effectively to the evolving requirements of the market and market segments, or that information technology professionals will accept our products. If we are not successful in developing, marketing, localizing and selling applications that gain commercial acceptance on a timely basis, our competitive position may suffer and our revenues may decrease.

The market for mobile, wireless, and embedded systems software is highly competitive, and we risk losing our market share to other companies.

The mobile, wireless, and embedded systems software market is intensely competitive and rapidly changing. Our current and prospective competitors offer a variety of solutions to address this market segment. Competitors range from providers of connectivity and synchronization solutions, such as Abaco, Aether Systems, Broadbeam, Brience, Palm, Everypath, Fusion One, Odyssey, and Pumatech to providers of both connectivity-synchronization and small footprint embeddable databases such as IBM, Microsoft, Object Store, Oracle, Point Base and Sybase. Our competitors could introduce products with more features and lower prices than our offerings. These companies could also form partnerships with established companies to compete with us. As our market expands, it becomes more attractive to any number of companies. Companies with significantly greater resources than ours could attempt to enter the market, or increase their presence in the market, by acquisition, forming strategic alliances with our competitors, or by introducing products specifically designed for these markets.

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

We are seeking additional capital to finance continuing operations and the acquisition of new products, technologies, and capital equipment. There is no assurance regarding the availability or terms of this financing. Additional capital in the form of equity financing may also result in significant dilution to our existing stockholders.

Future issuance of shares of our common stock under existing option plans and outstanding warrants, will dilute the ownership of our existing stockholders and the sale of such shares could negatively affect our stock price.

As of March 31, 2001, we had outstanding warrants to purchase 1,774,000 shares of our common stock and outstanding options to purchase 10,350,000 shares of our common stock. Future issuance of such shares of our common stock under these outstanding warrants and options, will dilute the ownership of our stockholders. In addition, sales, including block sales, of a significant number of shares of common stock, or the potential for such sales, could adversely affect the prevailing stock market price for our common stock.

Conversion of the Series B Cumulative Convertible Preferred Stock and exercise of the related warrants will dilute the interests of existing stockholders.

On March 9, 2001 we issued 2,000 shares of Series B Cumulative Convertible Preferred Stock, for a price of $1,000 per share, and entered into an agreement to issue and sell an additional 3,000 shares of Series B Cumulative Convertible Preferred Stock, subject to certain conditions, and extended an option to purchase an additional 6,000 shares of Series B Cumulative Convertible Preferred Stock, together with warrants to purchase 114,000 shares of common stock. Should any of these securities be converted or exercised, the interests of our existing stockholders will be diluted proportionately.

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

At our next stockholder meeting, we intend to seek stockholder approval to increase the number of authorized shares of common stock available for issuance from 60,000,000 to 90,000,000 shares. If we are unable to obtain such approval, we will be unable to complete our existing agreement to sell 3,000 shares of our Series B Cumulative Convertible Preferred Stock for an aggregate gross purchase price of $3,000,000 and unable to raise additional capital through the issuance of other equity securities, to consummate strategic acquisitions, or to issue stock for other purposes.

Item 3. Quantitative and qualitative disclosure about market risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact our results of operations and financial condition.

We have managed our exposure to foreign currency exchange risk using derivative financial instruments (forward contracts) as a risk management tool and not for speculative or trading purposes

We have used these foreign exchange contracts to reduce significant exposure to the risk that the eventual net cash flows resulting largely from the sale of products and services to non-U.S. customers will be adversely affected by changes in exchange rates. These instruments allow us to reduce our overall exposure to exchange rates as the gains and losses on the contracts offset the losses and gains on the assets, liabilities and assets being hedged.

However, annual gains and losses may differ materially from this analysis, based on the changes in the timing and amount of foreign currency exchange rate movements and our actual exposures and hedges.

At March 31, 2001, we had a total of $4.9 million in 30-day forward contracts. The forward contracts are comprised of: German Deutsche Marks ($1.6 million), British Pounds Sterling ($2.0 million), Netherlands Guilders ($0.5 million), Italian Lire ($0.1 million) and Australian Dollar ($0.7 million). The carrying value of these of these financial instruments approximates their respective fair values.

In May 2001 the Company ceased using derivative financial instruments (forward contracts) to hedge foreign currency exposure. While forward contracts can reduce the risk of exchange rates on the operations of the company, they also involve risk in that any realized losses on forward contracts must be paid when the contract comes due. Given the liquidity position of the Company, management decided to eliminate the risk of incurring realized losses on forward contracts. The Company will continue to hedge specific substantial individual foreign denominated receivables from time to time.

Additionally, the decline in value of non-U.S. dollar currencies may adversely impact our ability to contract for sales in U.S. dollars and our products and services may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

Our international business is also subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

We are subject to interest rate risk on our investment portfolio. However, our portfolio consists of only cash and cash equivalents at March 31, 2001, and thus our interest rate risk is not material.

We are further subject to interest rate risk on our asset based loan facility. However, we believe that the adverse movements of interest rates would not have a material effect on our consolidated financial position, results of operations or cash flows.

PART II

OTHER INFORMATION

Item 1. Legal proceedings

As of March 31, 2001, to the best of our knowledge there were no pending actions, potential actions, claims or proceedings against us that could reasonably be expected to result in damages to us which would have a material adverse effect on our business, results of operations or financial condition. We exist in a volatile legal and regulatory environment and it is not possible to anticipate or estimate the potential adverse impact of unknown claims or liabilities against us, our officers and directors, and as such no estimate is made in our financial statements for such unknown claims or liabilities.

Item 2. Changes in securities and use of proceeds

On March 12, 2001, the Company completed a private placement of equity securities in the first of up to three issuances. The equity securities issued are Series B Cumulative Convertible Preferred Stock (the "Preferred Stock"), as designated in the Company's Certificate of Designation, Preferences and Rights of Series B Cumulative Convertible Preferred Stock (the "Certificate of Designation") filed with the Secretary of State of the State of Delaware on March 9, 2001. The first issuance of Preferred Stock, in the amount of $2 million, is convertible into shares of common stock at the lesser of an average market price of shares of our common stock immediately preceding conversion, or $1.75 per share. The second issuance of Preferred Stock is subject to the satisfaction of certain conditions (including stockholder approval) and is expected, subject to the satisfaction those conditions, to close in the third quarter of 2001. If the conditions are satisfied, the amount of the second issuance will be between $2 million and $3 million. The conversion price of the Preferred Stock involved in the second issuance is dependent on the price of the Company's common stock prior to the second issuance. The third issuance, if consummated, would be based on a call option held by first issuance investors under which the investors would acquire up to an additional $6 million of Preferred Stock. The conversion price of the Preferred Stock purchased in the third issuance would be at the lesser of an average market price of shares of our common stock immediately preceding conversion, or $2.00 per share. Warrants to purchase up to an aggregate of 114,286 shares of common stock at an exercise price of $2.01 per share, which expire in March 2006, were also issued to purchasers in the private placement. Additional warrants could be issued in connection with the second and third issuances.

Each share of Preferred Stock, upon issuance, is entitled to receive cumulative annual dividends at the rate of 4.5% per annum. Such dividends are due and payable quarterly in arrears on the last day of March, June, September, and December of each year commencing on March 31, 2001. Dividends accumulate daily on each share of Preferred Stock, whether or not declared, until each such share of Preferred Stock has been converted or redeemed. To the extent dividends are not paid on the applicable dividend payment date, such dividends shall be cumulative and shall compound quarterly until the date of payment of such dividend. We are prohibited from declaring a dividend of any kind as long as the total stated value of all outstanding shares of Preferred Stock is in excess of $500,000.

The Preferred Stock is redeemable at the option of the holders at a premium, upon the occurrence of events defined in the Certificate of Designation. Examples of such events are: a change in ownership or voting control of the Company, a delisting of the Company's common stock from the Nasdaq National Market or the inability to register the underlying common stock using Form S-3. The redemption amount differs depending on the nature of the event. For example, in the event of a change in control, or a delisting from the Nasdaq Small Cap or National Market, the redemption amount is 125% of the cumulative face value of the Preferred Stock, outstanding at the time of the event. In the event of the Company's inability to register the underlying common stock within 100 days from the initial issuance date, the redemption amount is 130% of the cumulative face value of the Preferred Stock, outstanding at the time of the event.

The Company may, at its option, at any time, redeem the outstanding shares of Preferred Stock at a redemption price equal to 121% of the cumulative face value of the Preferred Stock, provided that if the Company chooses to do this it must redeem all of the shares of Preferred Stock then outstanding, including earned but unpaid dividends.

The holder of the Preferred Stock can convert shares of Preferred Stock into common stock in whole or in part at any time, subject to certain restrictions that are described in the Certificate of Designation. The number of shares of common stock available to the holders of the Preferred Stock is determined by dividing the face value of any Preferred Stock to be converted by various prices. The denominator used in determining the number of such shares is the lesser of the volume-weighted average price of the 10 days prior to the Holder Conversion Date, or the ceiling price established for each issuance of the Preferred Stock. For Preferred Stock issued in the first issuance, the ceiling is $1.75, for Preferred Stock issued in the second issuance, the ceiling is $1.75 plus 50% of the 10 day weighted average price above $1.75. For Preferred Stock issued in the third issuance, the ceiling is $2.00.

The Preferred Stock has no voting rights although, if converted into common stock, those shares of common stock would have voting rights.

We will accrete to 130% of the face value of the Preferred Stock over 150 days, the shortest period for which an event that is out of our control could trigger redemption by the holders of the Preferred Stock.

The purchaser of the Preferred Stock also received warrants to purchase up to 114,286 shares of common stock at $2.01 per share. The warrants expire in March 2006.

The Preferred Stock was purchased by Peconic Fund, Ltd.

This transaction was a private placement pursuant to the exemption provided by Section 4 (2) of the Securities Act of 1933.

Item 3. Defaults in senior securities

Not applicable

Item 4. Submission of matters to a vote of security holders

Not applicable

Item 5. Other information

Not applicable

Item 6. Exhibits and reports on Form 8-K

    Exhibits:

    Reports on Form 8-K

Current report on Form 8-K, dated January 15, 2001 and filed on January 26, 2001 reported that we had sold our client/server business to Platinum Equity Holdings, LLC.

Current report on Form 8-K, February 22, 2001 and filed on March 9, 2001 reported that we had closed the sale of our client/server business to Platinum Equity Holdings, LLC.

Current report on Form 8-K, dated March 9, 2001 and filed on March 13, 2001 reported that we had closed on a private placement of equity securities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001

CENTURA SOFTWARE CORPORATION

(Registrant)

By:	/s/ John Bowman

John Bowman
Chief Operating and Chief Financial Officer (Principal Finance and Accounting Officer)